Form 10-Q
period 1996-06-30
PUBLIC STORAGE PROPERTIES XIX INC
filed 1996-08-13
CIK 870905

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                              -----------------   -----------------

Commission File Number 1-10913
                       -------

                       PUBLIC STORAGE PROPERTIES XIX, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         California                                           95-4061087
- -------------------------------                       --------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                        Identification Number)

       701 Western Avenue
       Glendale, California                                     91201-2349
- -------------------------------                       --------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:           (818) 244-8080
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

The number of shares outstanding of the Company's classes of common stock as of June 30, 1996:

               3,067,771 shares of $.01 par value Series A shares
                 283,224 shares of $.01 par value Series B shares 802,466 shares of $.01 par value Series C shares
                ------------------------------------------------

                                      INDEX



                                                                            Page
PART I.   FINANCIAL INFORMATION

  Condensed Balance Sheets at June 30, 1996
    and December 31, 1995                                                      2

  Condensed Statements of Income for the three
    and six months ended June 30, 1996 and 1995                                3

  Condensed Statement of Shareholders' Equity for the
    six months ended June 30, 1996                                             4

  Condensed Statements of Cash Flows for the
    six months ended June 30, 1996 and 1995                                    5

  Notes to Condensed Financial Statements                                      6

  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                            7-9


PART II.  OTHER INFORMATION                                                   10

                       PUBLIC STORAGE PROPERTIES XIX, INC.
                            CONDENSED BALANCE SHEETS


                                                                                     June 30,           December 31,
                                                                                       1996                 1995
                                                                                  ------------         ------------
                                                                                   (Unaudited)
                                     ASSETS
                                     ------

Cash and cash equivalents                                                           $1,260,000           $1,296,000
Rent and other receivables                                                              35,000               26,000
Prepaid expenses                                                                       139,000              286,000

Real estate facilities at cost:
      Building, land improvements and equipment                                     43,608,000           43,525,000
      Land                                                                          17,791,000           17,791,000
                                                                                  ------------         ------------
                                                                                    61,399,000           61,316,000

      Less accumulated depreciation                                                (12,819,000)         (11,887,000)
                                                                                  ------------         ------------
                                                                                    48,580,000           49,429,000
                                                                                  ------------         ------------

Total assets                                                                       $50,014,000          $51,037,000
                                                                                  ============         ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Accounts payable                                                                   $   751,000          $   662,000
Dividends payable                                                                      603,000            1,621,000
Advance payments from renters                                                          259,000              237,000

Shareholders' equity:
      Series A common, $.01 par value,
           4,342,762 shares authorized,
           3,067,771 shares issued and
           outstanding (3,091,371 shares
           issued and outstanding in 1995)                                              31,000               31,000
      Convertible Series B common, $.01 par
           value, 283,224 shares authorized,
           issued and outstanding                                                        3,000                3,000
      Convertible Series C common, $.01 par
           value, 802,466 shares authorized,
           issued and outstanding                                                        8,000                8,000

      Paid-in-capital                                                               54,318,000           54,656,000
      Cumulative income                                                              6,118,000            4,690,000
      Cumulative distributions                                                     (12,077,000)         (10,871,000)
                                                                                  ------------         ------------

      Total shareholders' equity                                                    48,401,000           48,517,000
                                                                                  ------------         ------------

Total liabilities and shareholders' equity                                         $50,014,000          $51,037,000
                                                                                  ============         ============

                             See accompanying notes.

                       PUBLIC STORAGE PROPERTIES XIX, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                   Three Months Ended                        Six Months Ended
                                                         June 30,                                 June 30,
                                           ---------------------------------         ---------------------------------
                                                1996                 1995                 1996                 1995
                                           ------------       --------------         ------------        -------------


REVENUES:

Rental income                                $2,116,000           $2,043,000           $4,156,000           $4,033,000
Interest income                                   5,000                8,000               10,000               15,000
                                           ------------       --------------         ------------        -------------

                                              2,121,000            2,051,000            4,166,000            4,048,000
                                           ------------       --------------         ------------        -------------

COSTS AND EXPENSES:

Cost of operations                              740,000              690,000            1,486,000            1,398,000
Management fees
  paid to affiliates                            107,000              117,000              214,000              230,000
Depreciation                                    467,000              558,000              932,000            1,122,000
Administrative                                   49,000               45,000              100,000              102,000
Interest expense                                -                    -                      6,000              -
                                           ------------       --------------         ------------        -------------

                                              1,363,000            1,410,000            2,738,000            2,852,000
                                           ------------       --------------         ------------        -------------

NET INCOME                                   $  758,000           $  641,000           $1,428,000           $1,196,000
                                           ============       ==============         ============        =============

Earnings per share:

  Primary - Series A                             $0.23                 $0.19                $0.43                $0.35
                                           ============       ==============         ============        =============
  Fully diluted - Series A                       $0.18                 $0.15                $0.34                $0.28
                                           ============       ==============         ============        =============

Dividends declared per share:

  Series A                                       $0.18                 $0.18                $0.36                $0.34
                                           ============       ==============         ============        =============
  Series B                                       $0.18                 $0.18                $0.36                $0.34
                                           ============       ==============         ============        =============

Weighted average common shares outstanding:

  Primary - Series A                          3,067,771            3,141,971            3,071,088            3,156,638
                                           ============       ==============         ============        =============
  Fully diluted - Series A                    4,153,461            4,227,661            4,156,778            4,242,328
                                           ============       ==============         ============        =============

                             See accompanying notes.

                       Public Storage Properties XIX, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)


                                                                   Convertible        Convertible
                                               Series A               Series B          Series C          Paid-in
                                        Shares      Amount      Shares    Amount    Shares   Amount       Capital
                                      ---------    -------     -------   ------    -------   ------    -----------

Balances at December 31, 1995         3,091,371    $31,000     283,224   $3,000    802,466   $8,000    $54,656,000

Net income                                    -          -           -        -          -        -              -
Repurchase of shares                    (23,600)         -           -        -          -        -       (338,000)

Cash distributions declared:
 $.36 per share - Series A                    -          -           -        -          -        -              -
 $.36 per share - Series B                    -          -           -        -          -        -              -
                                      ---------    -------     -------   ------    -------   ------    -----------

Balances at June 30, 1996             3,067,771    $31,000     283,224   $3,000    802,466   $8,000    $54,318,000
                                      =========    =======     =======   ======    =======   ======    ===========

                       Public Storage Properties XIX, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)


                                  Cumulative                         Total
                                     Net           Cumulative     Shareholders'
                                   Income          Distributions     Equity
                                  ----------       -------------    -----------

Balances at December 31, 1995     $4,690,000       ($10,871,000)    $48,517,000

Net income                         1,428,000                  -       1,428,000
Repurchase of shares                       -                  -        (338,000)

Cash distributions declared:
 $.36 per share - Series A                 -         (1,104,000)     (1,104,000)
 $.36 per share - Series B                 -           (102,000)       (102,000)
                                  ----------       -------------    -----------

Balances at June 30, 1996         $6,118,000       ($12,077,000)    $48,401,000
                                  ==========       ============     ===========


                             See accompanying notes.

                       PUBLIC STORAGE PROPERTIES XIX, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           Six Months Ended
                                                                                                June 30
                                                                                 -----------------------------------
                                                                                       1996                 1995
                                                                                 --------------      ---------------


Cash flows from operating activities:

      Net income                                                                    $1,428,000           $1,196,000

      Adjustments to reconcile net
        income to net cash provided
        by operating activities:

        Depreciation                                                                   932,000            1,122,000
        (Increase) decrease in rent and other receivables                               (9,000)               1,000
        Increase in prepaid expenses                                                    (9,000)             (13,000)
        Amortization of prepaid management fees                                        156,000                    -
        Increase in accounts payable                                                    89,000              130,000
        Increase in advance payments from renters                                       22,000                4,000
                                                                                 --------------      ---------------

           Total adjustments                                                         1,181,000            1,244,000
                                                                                 --------------      ---------------

           Net cash provided by operating activities                                 2,609,000            2,440,000
                                                                                 --------------      ---------------

Cash flows from investing activities:

      Additions to real estate facilities                                              (83,000)             (72,000)
                                                                                 --------------      ---------------

           Net cash used in investing activities                                       (83,000)             (72,000)
                                                                                 --------------      ---------------

Cash flows from financing activities:

      Distributions paid to shareholders                                            (2,224,000)          (1,698,000)
      Purchase of Company Series A common stock                                       (338,000)            (741,000)
                                                                                 --------------      ---------------

           Net cash used in financing activities                                    (2,562,000)          (2,439,000)
                                                                                 --------------      ---------------

Net decrease in cash
  and cash equivalents                                                                 (36,000)             (71,000)

Cash and cash equivalents at
  the beginning of the period                                                        1,296,000            1,321,000
                                                                                 --------------      ---------------

Cash and cash equivalents at
  the end of the period                                                            $ 1,260,000          $ 1,250,000
                                                                                 ==============      ===============

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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Company's financial position at June 30, 1996 and December 31, 1995, the results of its operations for the three and six months ended June 30, 1996 and 1995 and its cash flows for the six months then ended.

3. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results expected for the full year.

4. In 1995, the Company prepaid eight months of 1996 management fees at a total cost of $207,000. The Company expensed $156,000 of the 1996 prepaid management fees for the six months ended June 30, 1996. The balance of prepaid management fees, $51,000, is included in prepaid expenses in the Balance Sheet at June 30, 1996.

5. In December 1995, the Company obtained an unsecured revolving credit facility with a bank for borrowings up to $6,000,000 for working capital purposes and to repurchase the Company's stock. Outstanding borrowings on the credit facility which, at the Company's option, bear interest at either the bank's prime rate plus .25% or the bank's LIBOR rate plus 2.25%, will convert to a term loan on April 1, 1997. Interest is payable monthly until maturity. Principal will be payable quarterly beginning on April 1, 1997. On January 1, 2002, the remaining unpaid principal and interest is due and payable. During the first quarter of 1996, the Company borrowed and repaid $450,000 on its line of credit facility. At June 30, 1996, there was no outstanding balance on the credit facility.

                       PUBLIC STORAGE PROPERTIES XIX, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The  following  is   management's   discussion   and  analysis  of  certain
significant factors occurring during the periods presented in the accompanying Condensed Financial Statements.

Results of Operations.
- ----------------------

     The Company's net income for the six months ended June 30, 1996 and 1995 was $1,428,000 and $1,196,000, respectively, representing an increase of $232,000 or 19%. Net income for the three months ended June 30, 1996 and 1995 was $758,000 and $641,000, respectively, representing an increase of $117,000 or 18%. These increases are primarily the result of increases in property net operating income (rental income less cost of operations, management fees paid to affiliates and depreciation expense).

     Rental income for the six months ended June 30, 1996 and 1995 was $4,156,000 and $4,033,000, respectively, representing an increase of $123,000 or 3%. Rental income for the three months ended June 30, 1996 and 1995 was $2,116,000 and $2,043,000, respectively, representing an increase of $73,000 or 4%. The Company's mini-warehouse operations showed increases in rental income of $89,000 and $45,000 for the six and three month periods ended June 30, 1996, respectively, compared to the same periods in 1995. These increases are attributable to increased rental rates at a majority of the Company's properties. The Company's four California properties contributed 35% to the increase in rental income for the six months ended June 30, 1996 as a result of increased rental rates. The Company's business park operations experienced increases in rental income of $34,000 and $28,000 for the six and three month periods ended June 30, 1996, respectively, as compared to the same periods in 1995. The increase in rental income from business park operations was generated by the Company's Virginia facility due to increases in rental rates.

     The Company's mini-warehouse operations had weighted average occupancy levels of 87% and 88% for the six month periods ended June 30, 1996 and 1995, respectively. The Company's business park operations had weighted average occupancy levels of 99% for both the six month periods ended June 30, 1996 and 1995.

     Cost of operations (including management fees paid to affiliates and depreciation expense) for the six months ended June 30, 1996 and 1995 was $2,632,000 and $2,750,000, respectively, representing a decrease of $118,000 or 4%. Cost of operations for the three months ended June 30, 1996 and 1995 was $1,314,000 and $1,365,000, respectively, representing a decrease of $51,000 or 4%. These decreases are primarily attributable to a decrease in depreciation expense offset with increases in property tax expense and repairs and maintenance costs. Depreciation expense decreased due to certain assets being fully depreciated. Repairs and maintenance costs increased primarily due to an increase in snow removal costs associated with higher than normal snow levels experienced at the Company's properties in the eastern states. Property taxes increased due to a one-time personal property tax refund received on the Company's Fairfax, Virginia mini-warehouse property in 1995.

     In 1995, the Company prepaid eight months of 1996 management fees on its mini-warehouse operations (based on the management fees for the comparable period during the calendar year immediately preceding the prepayment) discounted at the rate of 14% per year to compensate for early payment. During the six month period ended June 30, 1996, the Company expensed $156,000 of prepaid management fees. The amount is included in management fees paid to affiliates in the condensed statements of income. As a result of the prepayment, the Company saved approximately $23,000 in management fees, based on the management fees that would have been payable on rental income generated in the six months ended June 30, 1996 compared to the amount prepaid.

     During the six months ended June 30, 1996, the Company incurred $6,000 in interest expense on its line of credit facility. No such expense was incurred during the same period in 1995 since the Company did not have a credit facility.

Liquidity and Capital Resources.
- --------------------------------

     Cash flows from operating activities ($2,609,000 in 1996) and cash reserves were sufficient to meet all current obligations and distributions of the Company during the six months ended June 30, 1996. Management expects cash flows from operations will be sufficient to fund capital expenditures and quarterly distributions.

     In December 1995, the Company obtained an unsecured revolving credit facility with a bank for borrowings up to $6,000,000 for working capital purposes and to repurchase the Company's stock. Outstanding borrowings on the credit facility which, at the Company's option, bear interest at either the bank's prime rate plus .25% or the bank's LIBOR rate plus 2.25%, will convert to a term loan on April 1, 1997. Interest is payable monthly until maturity. Principal will be payable quarterly beginning on April 1, 1997. On January 1, 2002, the remaining unpaid principal and interest is due and payable. During the first quarter of 1996, the Company borrowed and repaid $450,000 on its line of credit facility. At June 30, 1996, there was no outstanding balance on the credit facility.

     The Company's Board of Directors has authorized the Company to purchase up to 500,000 shares of Series A common stock. As of June 30, 1996, the Company had repurchased 189,300 shares of Series A common stock, of which 23,600 were purchased in the first quarter of 1996. No shares were repurchased in the second quarter of 1996, however, share repurchases are expected to continue in the third quarter.

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

Supplemental Information.
- -------------------------

     The Company's funds from operations ("FFO") is defined generally by the National Association of Real Estate Investment Trusts as net income before loss on early extinguishment of debt and gain on disposition of real estate, plus depreciation and amortization. FFO for the six months ended June 30, 1996 and 1995 was $2,360,000 and $2,318,000, respectively. FFO for the three months ended June 30, 1996 and 1995 was $1,225,000 and $1,199,000, respectively. FFO is a supplemental performance measure for equity Real Estate Investment Trusts used by industry analysts. FFO does not take into consideration principal payments on debt, capital improvements, distributions and other obligations of the Company. The only depreciation or amortization that is added to income to derive FFO is depreciation and amortization directly related to physical real estate. All depreciation and amortization reported by the Company relates to physical real estate and does not include any depreciation or amortization related to goodwill, deferred financing costs or other intangibles. FFO is not a substitute for the Company's net cash provided by operating activities or net income computed in accordance with generally accepted accounting principles, as a measure of liquidity or operating performance.

                           PART II. OTHER INFORMATION

ITEMS 1 through 5 are inapplicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (A)  EXHIBITS:  The following exhibit is included herein:

            (27) Financial Data Schedule

       (B)  REPORTS ON FORM 8-K

            None


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  DATED: August 13, 1996

                                  PUBLIC STORAGE PROPERTIES XIX, INC.



                                  BY:    /s/ Ronald L. Havner, Jr.
                                         -------------------------
                                         Ronald L. Havner, Jr.
                                         Senior Vice President and
                                           Chief Financial Officer