Form 10-Q
period 1996-09-30
PUBLIC STORAGE PROPERTIES XIX INC
filed 1996-11-14
CIK 870905

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               ---------------   ------------------

Commission File Number 1-10913
                       -------

                       PUBLIC STORAGE PROPERTIES XIX, INC.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)


           California                                                95-4061087
-------------------------------                          ----------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                           Identification Number)

      701 Western Avenue
       Glendale, California                                          91201-2349
-------------------------------                          ----------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:              (818) 244-8080
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

The number of shares outstanding of the Company's classes of common stock as of September 30, 1996:

               3,044,771 shares of $.01 par value Series A shares
                283,224 shares of $.01 par value Series B shares 802,466 shares of $.01 par value Series C shares
                ------------------------------------------------

                                      INDEX




                                                                    Page
                                                                    ----

  PART I.   FINANCIAL INFORMATION

  Condensed Balance Sheets at September 30, 1996
   and December 31, 1995                                               2

  Condensed Statements of Income for the three
   and nine months ended September 30, 1996 and 1995                   3

  Condensed Statement of Shareholders' Equity for the
   nine months ended September 30, 1996                                4

  Condensed Statements of Cash Flows for the
   nine months ended September 30, 1996 and 1995                       5

  Notes to Condensed Financial Statements                              6

  Management's Discussion and Analysis of
   Financial Condition and Results of Operations                     7-9


PART II.  OTHER INFORMATION                                           10

                       PUBLIC STORAGE PROPERTIES XIX, INC.
                            CONDENSED BALANCE SHEETS


                                                                                      September 30,          December 31,
                                                                                          1996                   1995
                                                                                ----------------------     ---------------
                                                                                       (Unaudited)
                                     ASSETS
                                     ------

Cash and cash equivalents                                                              $  1,377,000          $  1,296,000
Rent and other receivables                                                                   60,000                26,000
Prepaid expenses                                                                             98,000               286,000

Real estate facilities at cost:
   Building, land improvements and equipment                                             43,730,000            43,525,000
   Land                                                                                  17,791,000            17,791,000
                                                                                ----------------------     ---------------
                                                                                         61,521,000            61,316,000

   Less accumulated depreciation                                                        (13,196,000)          (11,887,000)
                                                                                ----------------------     ---------------
                                                                                         48,325,000            49,429,000
                                                                                ----------------------     ---------------

Total assets                                                                           $ 49,860,000          $ 51,037,000
                                                                                ======================     ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Accounts payable                                                                       $    764,000          $    662,000
Dividends payable                                                                           599,000             1,621,000
Advance payments from renters                                                               237,000               237,000

Shareholders' equity:
   Series A common, $.01 par value,
     4,342,762 shares authorized,
     3,044,771 shares issued and
     outstanding (3,091,371 shares issued
     and outstanding in 1995)                                                                30,000                31,000
   Convertible Series B common, $.01 par
     value, 283,224 shares authorized,
     issued and outstanding                                                                   3,000                 3,000
   Convertible Series C common, $.01 par
     value, 802,466 shares authorized,
     issued and outstanding                                                                   8,000                 8,000

   Paid-in-capital                                                                       53,978,000            54,656,000
   Cumulative income                                                                      6,917,000             4,690,000
   Cumulative distributions                                                             (12,676,000)          (10,871,000)
                                                                                ----------------------     ---------------

   Total shareholders' equity                                                            48,260,000            48,517,000
                                                                                ----------------------     ---------------

Total liabilities and shareholders' equity                                              $49,860,000           $51,037,000
                                                                                ======================     ===============


                             See accompanying notes.
                                        2


                       PUBLIC STORAGE PROPERTIES XIX, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                            Three Months Ended                    Nine Months Ended
                                                              September 30,                         September 30,
                                                    --------------------------------       --------------------------------
                                                         1996               1995               1996               1995
                                                    -------------     --------------       -------------     --------------
REVENUES:

Rental income                                         $2,144,000         $2,100,000         $6,300,000         $6,133,000
Interest income                                           13,000             16,000             23,000             31,000
                                                    -------------     --------------       -------------     --------------
                                                       2,157,000          2,116,000          6,323,000          6,164,000
                                                    -------------     --------------       -------------     --------------


COSTS AND EXPENSES:

Cost of operations                                       713,000            630,000          2,199,000          2,028,000
Management fees paid to affiliates                       113,000            120,000            327,000            350,000
Depreciation                                             466,000            461,000          1,398,000          1,583,000
Administrative                                            66,000             61,000            166,000            163,000
Interest expense                                               -                  -              6,000                  -
                                                    -------------     --------------       -------------     --------------
                                                       1,358,000          1,272,000          4,096,000          4,124,000
                                                    -------------     --------------       -------------     --------------


NET INCOME                                            $  799,000         $  844,000         $2,227,000         $2,040,000
                                                    =============     ==============       =============     ==============

Earnings per share:

   Primary - Series A                                      $0.25              $0.25              $0.68              $0.60
                                                    =============     ==============       =============     ==============
   Fully diluted - Series A                                $0.20              $0.20              $0.54              $0.48
                                                    =============     ==============       =============     ==============

Dividends declared per share:

   Series A                                                $0.18              $0.18              $0.54              $0.52
                                                    =============     ==============       =============     ==============
   Series B                                                $0.18              $0.18              $0.54              $0.52
                                                    =============     ==============       =============     ==============

Weighted average common shares outstanding:

   Primary - Series A                                  3,055,004          3,138,604          3,065,727          3,150,627
                                                    =============     ==============       =============     ==============
   Fully diluted - Series A                            4,140,694          4,224,294          4,151,417          4,236,317
                                                    =============     ==============       =============     ==============

                             See accompanying notes.

                       Public Storage Properties XIX, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)



                                                              Convertible            Convertible
                                        Series A               Series B               Series C            Paid-in
                                    Shares     Amount      Shares     Amount      Shares     Amount       Capital
                                  ---------    -------     -------    -------    ---------   -------   -----------

Balances at December 31, 1995     3,091,371    $31,000     283,224     $3,000     802,466     $8,000   $54,656,000

Net income                                -          -           -          -           -          -             -
Repurchase of shares                (46,600)    (1,000)          -          -           -          -      (678,000)

Cash distributions declared:
$.54 per share - Series A                 -          -           -          -           -          -             -
$.54 per share - Series B                 -          -           -          -           -          -             -
                                  ---------    -------     -------    -------    ---------   -------   -----------
Balances at September 30, 1996    3,044,771    $30,000     283,224     $3,000     802,466     $8,000   $53,978,000
                                  =========    =======     =======    =======    =========    ======   ===========

                       Public Storage Properties XIX, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)



                                      Cumulative                        Total
                                         Net         Cumulative     Shareholders'
                                        Income     Distributions       Equity
                                      ----------   -------------    -------------

Balances at December 31, 1995         $4,690,000    ($10,871,000)    $48,517,000

Net income                             2,227,000               -       2,227,000
Repurchase of shares                           -               -        (679,000)

Cash distributions declared:
$.54 per share - Series A                      -      (1,652,000)     (1,652,000)
$.54 per share - Series B                      -        (153,000)       (153,000)
                                      ----------   -------------    -------------
Balances at September 30, 1996        $6,917,000    ($12,676,000)    $48,260,000
                                      ==========   ==============   =============

                             See accompanying notes.
                                        4

                       PUBLIC STORAGE PROPERTIES XIX, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                  -----------------------------------------
                                                                                          1996                   1995
                                                                                  -----------------         ---------------
Cash flows form operating activities:

   Net income                                                                            $2,227,000            $2,040,000

   Adjustments to reconcile net income to net cash provided by operating activities

   Depreciation                                                                           1,398,000             1,583,000
   (Increase) decrease in rent and other receivables                                        (34,000)                4,000
   (Increase) decrease in prepaid expenses                                                  (19,000)                7,000
   Amortization of prepaid management fees                                                  207,000                     -
   Increase in accounts payable                                                             102,000               208,000
   Decrease in advance payments from renters                                                      -                (2,000)
                                                                                  -----------------         ---------------

      Total adjustments                                                                   1,654,000             1,800,000
                                                                                  -----------------         ---------------

      Net cash provided by operating activities                                           3,881,000             3,840,000
                                                                                  -----------------         ---------------

Cash flows from investing activities:

   Additions to real estate facilities                                                     (294,000)             (128,000)
                                                                                  -----------------         ---------------

      Net cash used in investing activities                                                (294,000)             (128,000)
                                                                                  -----------------         ---------------

Cash flows from financing activities:

   Distributions paid to shareholders                                                    (2,827,000)           (2,315,000)
   Purchase of Company Series A common stock                                               (679,000)             (832,000)
                                                                                  -----------------         ---------------

      Net cash used in financing activities                                              (3,506,000)           (3,147,000)
                                                                                  -----------------         ---------------

Net increase in cash and cash equivalents                                                    81,000               565,000

Cash and cash equivalents at the beginning of the period                                  1,296,000             1,321,000
                                                                                  -----------------         ---------------

Cash and cash equivalents at the end of the period                                       $1,377,000            $1,886,000
                                                                                  =================         ===============


                             See accompanying notes.
                                        5

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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Company's financial position at September 30, 1996 and December 31, 1995, the results of its operations for the three and nine months ended September 30, 1996 and 1995 and its cash flows for the nine months then ended.

3. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results expected for the full year.

4. In 1995, the Company prepaid eight months of 1996 management fees at a total cost of $207,000. The amount has been expensed as management fees paid to affiliate during the nine months ended September 30, 1996.

5. In December 1995, the Company obtained an unsecured revolving credit facility with a bank for borrowings up to $6,000,000 for working capital purposes and to repurchase the Company's stock. Outstanding borrowings on the credit facility which, at the Company's option, bear interest at either the bank's prime rate plus .25% or the bank's LIBOR rate plus 2.25%, will convert to a term loan on April 1, 1997. Interest is payable monthly until maturity. Principal will be payable quarterly beginning on April 1, 1997. On January 1, 2002, the remaining unpaid principal and interest is due and payable. During the first quarter of 1996, the Company borrowed and repaid $450,000 on its line of credit facility. At September 30, 1996, there was no outstanding balance on the credit facility.

                       PUBLIC STORAGE PROPERTIES XIX, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The  following  is   management's   discussion   and  analysis  of  certain
significant factors occurring during the periods presented in the accompanying Condensed Financial Statements.

RESULTS OF OPERATIONS.
----------------------

     The Company's net income for the nine months ended September 30, 1996 and 1995 was $2,227,000 and $2,040,000, respectively, representing an increase of $187,000 or 9%. This increase is primarily due to an increase in property net operating income (rental income less cost of operations, management fees paid to affiliates and depreciation expense). Net income for the three months ended
September 30, 1996 and 1995 was $799,000 and $844,000, respectively, representing a decrease of $45,000 or 5%. This decrease is primarily the result of a decrease in property net operating income.

     Rental income for the nine months ended September 30, 1996 and 1995 was $6,300,000 and $6,133,000, respectively, representing an increase of $167,000 or 3%. Rental income for the three months ended September 30, 1996 and 1995 was $2,144,000 and $2,100,000, respectively, representing an increase of $44,000 or 2%. The Company's mini-warehouse operations showed increases in rental income of $128,000 and $40,000 for the nine and three month periods ended September 30, 1996, respectively, compared to the same periods in 1995. These increases are attributable to increased rental rates at a majority of the Company's properties. The Company's four California properties contributed 43% of the increase in rental income for the nine months ended September 30, 1996 as a result of increased rental rates. The Company's business park operations experienced increases in rental income of $39,000 and $4,000 for the nine and three month periods ended September 30, 1996, respectively, as compared to the same periods in 1995. The increase in rental income from business park operations was generated by the Company's Virginia facility due to increases in rental rates.

     The Company's mini-warehouse operations had weighted average occupancy levels of 88% and 89% for the nine month periods ended September 30, 1996 and 1995, respectively. The Company's business park operations had weighted average occupancy levels of 99% for both the nine month periods ended September 30, 1996 and 1995.

     Cost of operations (including management fees paid to affiliates and depreciation expense) for the nine months ended September 30, 1996 and 1995 was $3,924,000 and $3,961,000, respectively, representing a decrease of $37,000 or 1%. This decrease is primarily attributable to a decrease in depreciation expense offset with increases in property tax expense, advertising and repairs and maintenance costs. Depreciation expense decreased due to certain assets being fully depreciated. Repairs and maintenance costs increased primarily due to an increase in snow removal costs associated with higher than normal snow levels experienced at the Company's properties in the eastern states. Property taxes increased due to a one-time personal property tax refund received on the Company's Fairfax, Virginia mini-warehouse property in 1995. Cost of operations for the three months ended September 30, 1996 and 1995 was $1,292,000 and $1,211,000, respectively, representing an increase of $81,000 or 7%. This increase is primarily the result of a one-time property tax refund received from appealing a prior period tax assessment on one of the Company's Los Angeles properties in September 1995.

     In 1995, the Company prepaid eight months of 1996 management fees on its mini-warehouse operations (based on the management fees for the comparable period during the calendar year immediately preceding the prepayment) discounted at the rate of 14% per year to compensate for early payment. The Company expensed the prepaid management fees. The amount is included in management fees paid to affiliates in the condensed statements of income. As a result of the prepayment, the Company saved approximately $33,000 in management fees, based on the management fees that would have been payable on rental income generated in the nine months ended September 30, 1996 compared to the amount prepaid.

     During the nine months ended September 30, 1996, the Company incurred $6,000 in interest expense on its line of credit facility. No such expense was incurred during the same period in 1995 since the Company did not have a credit facility.


LIQUIDITY AND CAPITAL RESOURCES.
--------------------------------

     Cash flows from operating activities ($3,881,000 in 1996) and cash reserves were sufficient to meet all current obligations and distributions of the Company during the nine months ended September 30, 1996. Management expects cash flows from operations will be sufficient to fund capital expenditures and quarterly distributions.

     In December 1995, the Company obtained an unsecured revolving credit facility with a bank for borrowings up to $6,000,000 for working capital purposes and to repurchase the Company's stock. Outstanding borrowings on the credit facility which, at the Company's option, bear interest at either the bank's prime rate plus .25% or the bank's LIBOR rate plus 2.25%, will convert to a term loan on April 1, 1997. Interest is payable monthly until maturity. Principal will be payable quarterly beginning on April 1, 1997. On January 1, 2002, the remaining unpaid principal and interest is due and payable. During the first quarter of 1996, the Company borrowed and repaid $450,000 on its line of credit facility. At September 30, 1996, there was no outstanding balance on the credit facility.

     On November 12, 1996, the Company's Board of Directors declared a regular quarterly distribution per share of $0.18. In addition, consistent with the Company's REIT distribution requirements, the Company's Board of Directors declared a special distribution of $0.33 per share. The distributions are payable on January 15, 1997 to shareholders of record on December 31, 1996.

     The Company's Board of Directors has authorized the Company to purchase up to 500,000 shares of Series A common stock. As of September 30, 1996, the Company had repurchased 212,300 shares of Series A common stock, of which 46,600 were purchased in 1996.

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

SUPPLEMENTAL INFORMATION.
-------------------------

     The Company's funds from operations ("FFO") is defined generally by the National Association of Real Estate Investment Trusts as net income before loss on early extinguishment of debt and gain on disposition of real estate, plus depreciation and amortization. FFO for the nine months ended September 30, 1996 and 1995 was $3,625,000 and $3,623,000, respectively. FFO for the three months ended September 30, 1996 and 1995 was $1,265,000 and $1,305,000, respectively. FFO is a supplemental performance measure for equity Real Estate Investment Trusts used by industry analysts. FFO does not take into consideration principal payments on debt, capital improvements, distributions and other obligations of the Company. The only depreciation or amortization that is added to income to derive FFO is depreciation and amortization directly related to physical real estate. All depreciation and amortization reported by the Company relates to physical real estate and does not include any depreciation or amortization related to goodwill, deferred financing costs or other intangibles. FFO is not a substitute for the Company's net cash provided by operating activities or net income computed in accordance with generally accepted accounting principles, as a measure of liquidity or operating performance.

                           PART II. OTHER INFORMATION


ITEMS 1 through 5 are inapplicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         ----------------------------------

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








                            DATED: November 14, 1996

                            PUBLIC STORAGE PROPERTIES XIX, INC.




                            BY:     /s/ Ronald L. Havner, Jr.
                                   --------------------------
                                    Ronald L. Havner, Jr.
                                    Senior Vice President and
                                      Chief Financial Officer