Form 10-K405
period 1996-12-31
PUBLIC STORAGE PROPERTIES XIX INC
filed 1997-03-28
CIK 870905

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from       to
                              ------   --------

Commission File Number 1-10913
                       -------

                       PUBLIC STORAGE PROPERTIES XIX, INC.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

       California                                                  95-4325981
--------------------------------                     --------------------------
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                          Identification Number)

   701 Western Avenue
 Glendale, California                                             91201-2349
--------------------------------                     --------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code: (818) 244-8080
                                                    --------------

           Securities registered pursuant to Section 12(b) of the Act

Common Stock Series A, $.01 par value                  American Stock Exchange
-------------------------------------   ---------------------------------------
  (Title of each class)              (Name of each exchange on which registered)

           Securities registered pursuant to Section 12(g) of the Act

                                      None
                                ---------------
                                (Title of class)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           --

The aggregate market value of the voting stock held by non-affiliates of the Company as of February 28, 1997: Common Stock Series A, $.01 Par Value-$38,542,969 (computed on the basis of $16-1/4 per share which was the reported closing sale price of the Company's Common Stock Series A on the American Stock Exchange on February 28, 1997).

The number of shares outstanding of the Company's classes of common stock as of February 28, 1997:

            Common Stock, $.01 Par Value - Series A 3,023,371 shares
             Common Stock, $.01 Par Value - Series B 283,224 shares Common Stock, $.01 Par Value - Series C 802,466 shares
             ------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

     (a) Information required by Part III will be included in an amendment to this Form 10-K under cover of a Form 10- K/A filed within 120 days of the Company's 1996 fiscal year, which information is incorporated by reference into
Part III.

                       PUBLIC STORAGE PROPERTIES XIX, INC.

                                     PART I.

ITEM 1.   BUSINESS
          --------
General
-------

     Public Storage Properties XIX, Inc. (the "Company") is a real estate investment trust ("REIT") organized as a California corporation that was formed to succeed to the business of Public Storage Properties XIX, Ltd., a California limited partnership (the "Partnership"), in a reorganization transaction completed on October 30, 1991.

     The Partnership offered 148,000 units of limited partnership interest (the "Units") to the public in April 1988; 128,980 units were subscribed and issued. The Partnership's general partners were PSI Associates II, Inc. ("PSA"), a California corporation, and B. Wayne Hughes ("Hughes"). PSA was an affiliate of Public Storage Management, Inc., a California corporation (see below).

     Effective October 30, 1991, the Partnership transferred all of its assets and liabilities to the Company pursuant to a plan of Reorganization approved by a majority of the limited partners. In exchange for the Partnership's assets and liabilities, the Company issued 3,257,071 shares of common stock Series A ("Series A shares"), 283,224 shares of common stock Series B ("Series B shares") and 802,466 shares of common stock Series C ("Series C shares") of the Company to the Partnership. The Partnership then made a liquidating distribution to the limited partners by distributing 99 percent of the Series A shares (on the basis of 25 Series A shares for each Unit). The remaining 1 percent of the Series A shares and all of the Series B shares and Series C shares were distributed to the general partners in respect of their interests in the Partnership. Subsequent thereto, the Partnership was dissolved. The Company has elected to be taxed as REIT for Federal income tax purposes.

     The Company is a finite life REIT, with a term until December 31, 2038 (the same as the predecessor Partnership). However, pursuant to the Company's by-laws, in 1999 the Company will be required to present the shareholders with a proposal for the sale or financing of the properties and, in the case of a sale, a liquidation of the Company, unless the properties have already been sold or financed. See " Sale or Financing" below.

     The Company's investment objectives are (as were the Partnership's) to maximize cash flow from operations and to maximize capital appreciation.

     The Company has acquired 14 properties,  all of which are in operation. The
Company   believes   that  its   mini-warehouses   have   attractive   operating
characteristics.

     The Company's senior officers have been responsible for the acquisition of more than 350 mini-warehouses, the development of more than 650 mini-warehouses and the management of more than 1,000 mini-warehouses during their average 18 years of experience with the Public Storage organization.

     In 1995, there were a series of mergers among Public Storage Management, Inc. (which was the Company's mini-warehouse operator), Public Storage, Inc. and their affiliates (collectively, "PSMI"), culminating in the November 16, 1995 merger (the "PSMI Merger") of PSMI into Storage Equities, Inc., a REIT listed on the New York Stock Exchange. In the PSMI Merger, Storage Equities, Inc. was renamed Public Storage, Inc. ("PSI") and PSI acquired substantially all of PSMI's United States real estate operations and became the operator of the Company's mini-warehouse properties. Hughes, the Company's Chief Executive Officer, and members of his family (the "Hughes Family") are the major shareholders of PSI. As a result of the PSMI Merger, PSI owns all of the shares of the Company's common stock that was owned by PSMI or its affiliates, and PSI has an option to acquire all of the shares of the Company's common stock owned by Hughes.

Investments in Facilities
-------------------------

     At December 31, 1996, the Company owned 14 facilities  located in 7 states:
California (5), Colorado (2), Florida (2), Georgia (1), Michigan (2), Ohio (1) and Virginia (1). These facilities consist of 12 mini-warehouses, one business park facility and one combination mini-warehouse/business park facility.

     The Company believes that its operating results have benefited from favorable industry trends and conditions. Notably, the level of new mini-warehouse construction has decreased while consumer demand has increased. In addition, the Company's mini-warehouses are characterized by a low level of capital expenditures to maintain their condition and appearance.

     MINI-WAREHOUSES

     Mini-warehouses, which comprise the majority of the Company's investments (approximately 72% of the Company's revenues for the twelve months ended December 31, 1996), are designed to offer accessible storage space for personal and business use at a relatively low cost. A user rents a fully enclosed space which is for the user's exclusive use and to which only the user has access on an unrestricted basis during business hours. On-site operation is the responsibility of resident managers who are supervised by area managers. Some mini-warehouses also include rentable uncovered parking areas for vehicle storage. Leases for mini-warehouse space may be on a long-term or short-term basis, although typically spaces are rented on a month-to-month basis. Rental rates vary according to the location of the property and the size of the storage space.

     Users of space in mini-warehouses include both individuals and large and small businesses. Individuals usually employ this space for storage of, among other things, furniture, household appliances, personal belongings, motor vehicles, boats, campers, motorcycles and other household goods. Businesses normally employ this space for storage of excess inventory, business records, seasonal goods, equipment and fixtures.

     Mini-warehouses in which the Company has invested generally consist of three to seven buildings containing an aggregate of between 350 to 750 storage spaces, most of which have between 25 and 400 square feet and an interior height of approximately 8 to 12 feet.

     The Company experiences minor seasonal fluctuations in the occupancy levels of mini-warehouses with occupancies higher in the summer months than in the winter months. The Company believes that these fluctuations result in part from increased moving activity during the summer.

     The Company's mini-warehouses are geographically diversified and are generally located in heavily populated areas and close to concentrations of apartment complexes, single family residences and commercial developments. However, there may be circumstances in which it may be appropriate to own a property in a less populated area, for example, in an area that is highly visible from a major thoroughfare and close to, although not in, a heavily populated area. Moreover, in certain population centers, land costs and zoning restrictions may create a demand for space in nearby less populated areas.

     As with most other types of real estate, the conversion of mini-warehouses to alternative uses in connection with a sale or otherwise would generally require substantial capital expenditures. However, the Company does not intend to convert its mini-warehouses to other uses.

     COMMERCIAL PROPERTIES

     The Company's non-mini-warehouse investments are business parks and low-rise office buildings. The business parks include both industrial and office space. Industrial space may be used for, among other things, light manufacturing and assembly, storage and warehousing, distribution and research and development activities. The Company believes that most of the office space is occupied by tenants who are also renting industrial space. The remaining office space is used for general office purposes. A business park may also include facilities for commercial uses such as banks, travel agencies, restaurants, office supply shops, professionals or other tenants providing services to the public.

     A business park property is typically divided into units ranging in size from 600 to 5,000 square feet. Parking is open or covered, and the ratio of spaces to rentable square feet ranges from one to four per thousand square feet, depending upon the use of the property and its location. Office space generally requires a greater parking ratio than most industrial uses.

Operating Strategies
--------------------

     The Company's mini-warehouses are operated by PSI under the "Public Storage" name, which the Company believes is the most recognized name in the mini-warehouse industry. The major elements of the Company's operating strategies are as follows:

  * CAPITALIZE ON "PUBLIC STORAGE'S" NAME RECOGNITION. PSI, together with its predecessor, has more than 20 years of operating experience in the mini-warehouse business, and is the largest operator of mini-warehouses in the United States. PSI believes that its marketing and advertising programs improve its competitive position in the market. PSI's in-house Yellow Pages staff designs and places advertisements in approximately 700 directories. Commencing in early 1996, PSI began to experiment with a telephone reservation system designed to provide added customer service. Customers calling either PSI's toll-free telephone referral system, (800) 44-STORE, or a mini-warehouse facility are directed to PSI's reservation system where a trained representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by PSI. As of December 31, 1996, the telephone reservation system was supporting rental activity at all of the Company's properties. PSI's toll-free telephone referral system services approximately 120,000 calls per month from potential customers inquiring as to the nearest Public Storage mini-warehouse.

  * MAINTAIN HIGH OCCUPANCY LEVELS AND INCREASE REALIZED RENTS. Subject to market conditions, the Company generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. The Company has increased rental rates in many markets where it has achieved high occupancy levels and eliminated or minimized promotions.

  * SYSTEMS AND CONTROLS. PSI has an organizational structure and a property operation system, "CHAMP" (Computerized Help and Management Program), which links its corporate office with each mini-warehouse. This enables PSI to obtain daily information from each mini-warehouse and to achieve efficiencies in operations and maintain control over its space inventory, rental rates, promotional discounts and delinquencies. Expense management is achieved through centralized payroll and accounts payable systems and a comprehensive property tax appeals department, and PSI has an extensive internal audit program designed to ensure proper handling of cash collections.

  * PROFESSIONAL PROPERTY OPERATION. In addition to the approximately 150 support personnel at the Public Storage corporate offices, there are approximately 2,700 on-site personnel who manage the day-to-day operations of the mini-warehouses in the Public Storage system. These on-site personnel are supervised by 110 district managers, 15 regional managers and three divisional managers (with an average of 13 years' experience in the mini-warehouse industry) who report to the president of the mini-warehouse property operator (who has 12 years of experience with the Public Storage organization). PSI carefully selects and extensively trains the operational and support personnel and offers them a progressive career path. See "Property Operators."

Property Operators
------------------

     The Company's mini-warehouse properties are managed by PSI (as successor to PSMI) pursuant to a Management Agreement. Through 1996, the Company's commercial properties were managed by Public Storage Commercial Properties Group, Inc. ("PSCPG") pursuant to a Management Agreement. PSI has a 95% economic interest in PSCPG (represented by nonvoting preferred stock) and the Hughes Family had a 5% economic interest in PSCPG (represented by voting common stock) until December 1996, when the Hughes Family sold its interest to Ronald L. Havner, Jr., formerly Senior Vice President and Chief Financial Officer of PSI, who became the Chief Executive Officer of PSCPG. PSCPG issued additional voting common stock to two other unaffiliated investors. In January 1997, American Office Park Properties, L.P. ("AOPPLP") became the manager of the Company's commercial properties pursuant to the Management Agreement. AOPPLP is an operating partnership formed to own and operate business parks in which PSI has an approximate 85% economic interest. The general partner of AOPPLP is PSCPG, now known as American Office Park Properties, Inc.

     Under the supervision of the Company, PSI and AOPPLP coordinate the operation of the facilities, establish rental policies and rates, direct marketing activity, and direct the purchase of equipment and supplies, maintenance activity, and the selection and engagement of all vendors, supplies and independent contractors.

     PSI and AOPPLP engage, at the expense of the Company, employees for the operation of the Company's facilities, including resident managers, assistant managers, relief managers, and billing and maintenance personnel. Some or all of these employees may be employed on a part-time basis and may also be employed by other persons, partnerships, REITs or other entities owning facilities operated by PSI or AOPPLP.

     In the purchasing of services such as advertising (including broadcast media advertising) and insurance, PSI and AOPPLP attempt to achieve economies by combining the resources of the various facilities that they operate. Facilities operated by PSI and AOPPLP have historically carried comprehensive insurance, including fire, earthquake, liability and extended coverage.

     PSI has developed systems for space inventory, accounting and handling delinquent accounts, including a computerized network linking PSI operated facilities. Each project manager is furnished with detailed operating procedures and typically receives facilities management training from PSI. Form letters covering a variety of circumstances are also supplied to the project managers. A record of actions taken by the project managers when delinquencies occur is maintained.

     The Company's facilities are typically advertised via signage, yellow pages, flyers and broadcast media advertising (television and radio) in geographic areas in which many of the Company's facilities are located.
Broadcast media and other advertising costs are charged to the Company's facilities located in geographic areas affected by the advertising. From time to time, PSI or AOPPLP adopt promotional programs, such as temporary rent reductions, in selected areas or for individual facilities.

     For as long as the respective Management Agreement is in effect, PSI has granted the Company a non-exclusive license to use two PSI service marks and related designs (and AOPPLP has granted the Company a non-exclusive license to use a PSI service mark and related designs), including the "Public Storage" name, in conjunction with rental and operation of facilities managed pursuant to the Management Agreement. Upon termination of the respective Management Agreement, the Company would no longer have the right to use the service marks and related designs except as described below. Management believes that the loss of the right to use the service marks and related designs could have a material adverse effect on the Company's business.

     Each Management Agreement, as amended in February 1995, provides that (i) the Management Agreement will expire in February 2002 provided that in February of each year it shall be automatically extended for one year (thereby maintaining a seven-year term) unless either party notifies the other that the Management Agreement is not being extended, in which case it expires on the first anniversary of its then scheduled expiration date. Each Management Agreement may also be terminated by either party for cause, but if terminated for cause by the Company, the Company retains the rights to use the service marks and related designs until the then scheduled expiration date, if applicable, or otherwise a date seven years after such termination.

     Certain of the directors and officers of the Company are also directors and officers of PSI.

Competition
-----------

     Competition  in  the  market  areas  in  which  the  Company   operates  is
significant and affects the occupancy levels, rental rates and operating expenses of certain of the Company's facilities. Competition may be accelerated by any increase in availability of funds for investment in real estate. Recent increases in plans for development of mini-warehouses is expected to further intensify competition among mini-warehouse operators in certain market areas. In addition to competition from mini-warehouses operated by PSI, there are three other national firms and numerous regional and local operators. The Company believes that the significant operating and financial experience of its executive officers and directors, PSI, AOPPLP and the "Public Storage" name, should enable the Company to continue to compete effectively with other entities.

Other Business Activities
-------------------------

     A corporation owned by the Hughes Family reinsures policies against losses to goods stored by tenants in the Company's mini-warehouses. The Company believes that the availability of insurance reduces the potential liability of the Company to tenants for losses to their goods from theft or destruction. This corporation receives the premiums and bears the risks associated with the insurance.

     A corporation, in which PSI has a 95% economic interest and the Hughes Family has a 5% economic interest, sells locks, boxes and tape to tenants to be used in securing their spaces and moving their goods. PSI believes that the availability of locks, boxes and tape for sale promotes the rental of spaces.

Sale or Financing
-----------------

     The by-laws of the Company provide that, during 1999, unless shareholders have previously approved such a proposal, the shareholders will be presented with a proposal to approve or disapprove (a) the sale or financing of all or substantially all of the properties and (b) the distribution of the proceeds from such transaction and, in the case of a sale, the liquidation of the Company.

Employees
---------

     As of December 31, 1996, the Company had 54 employees, 18 persons who render services on behalf of the Company on a full-time basis and 36 persons who render services on a part-time basis (5 of whom were executive officers). These persons include resident managers, assistant managers, relief managers, district managers, and administrative and maintenance personnel.

Federal Income Tax
------------------

     The Company intends to continue to operate in a manner so as to qualify as a REIT under the Internal Revenue Code of 1986, as amended, but no assurance can be given that the Company will be able to continue to qualify at all times. By qualifying as a REIT, the Company can deduct dividend distributions to its shareholders for Federal income tax purposes, thus effectively eliminating the "double taxation" (at the corporate and shareholder levels) that typically applies to corporate dividends. The Company believes it is in compliance with these requirements and, accordingly, no provision for income taxes has been made.

ITEM 2.   PROPERTIES.
          ----------

     The following table sets forth information as of December 31, 1996 about properties owned by the Company:

                                                 Size of        Net Rentable       Number of     Completion
                Location                          Parcel            Area             Spaces        Date
---------------------------------               -----------   ----------------   ------------   ---------------
CALIFORNIA
Los Angeles, Boyle Ave.                          2.75 acres   63,000 sq. ft.          572        Mar. 1989
Los Angeles, Venice Blvd. Fwy.                    .71 acres   40,000 sq. ft.          446        Jan. 1990
Oakland, San Ramon Norris Cyn (a)                3.79 acres   52,000 sq. ft.           56         May 1989
Sacramento, 57th Street                          1.17 acres   44,000 sq. ft.          493        Apr. 1989
San Diego, Market St.                            1.38 acres   98,000 sq. ft.        1,050        Apr. 1989

COLORADO
Aurora, Smokey Hill Rd.                          4.12 acres   65,000 sq. ft.          569        Aug. 1988
Jefferson County, Kipling Rd.                    3.24 acres   48,000 sq. ft.          487        Aug. 1988

FLORIDA
Ft. Lauderdale, State Road 84                    3.42 acres   57,000 sq. ft.          501        Jan. 1989
Miami, 28th Lane                                  .59 acres   63,000 sq. ft.          762        Mar. 1990

GEORGIA
Atlanta, Arcado Road                             3.96 acres   48,000 sq. ft.          400        Feb. 1988

MICHIGAN
Detroit, Enterprise Dr.                          3.56 acres   68,000 sq. ft.          589        Sep. 1988
Detroit, Sterling Heights Mound Rd.              3.39 acres   60,000 sq. ft.          557        Jan. 1989

OHIO
Cleveland, Brook Park Road                       7.19 acres   68,000 sq. ft.          583        Mar. 1988

VIRGINIA
Mini-warehouse
   Fairfax, Alban Road                           2.20 acres   68,000 sq. ft.          726        Mar. 1990
Business Park
   Fairfax, Alban Road (a)                      10.64 acres  148,000 sq. ft.           64        Oct. 1990

-----------------
(a)  This property has been developed as a business park.

     Substantially all of the Company's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the fourth quarter of 1995, the Company completed environmental assessments of its properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. These assessments were performed by an independent environmental consulting firm. Based on the assessments, the Company expensed $343,000 in 1995 for known environmental remediation requirements.

     The Company's properties are operated to maximize cash flow through the regular review of and, when warranted by market conditions, adjustments to scheduled rents. Approximately 72% of the Company's portfolio (based on revenues for 1996) are mini-warehouses and the balance consists of commercial properties. As reflected in the table below, the Company has experienced overall stable property operations:

                                                                              For the year ended December 31,
                                                                       -------------------------------------------
                                                                         1996             1995              1994
                                                                       ---------       ---------         ---------

Weighted average occupancy level (1)                                      88%              89%               89%
Realized monthly rent per occupied
   square foot (1) (2)                                                   $.72             $.70              $.66
Operating margin: (3)
   Before reduction for depreciation expense                              59%              60%               57%
   After reduction for depreciation expense                               37%              35%               28%

----------------------
(1)  Mini-warehouse facilities only.
(2) Realized rent per square foot represents the actual revenue earned per occupied square foot. Management believes this is a more relevant measure than the posted rental rates, since posted rates can be discounted through the use of promotions. Includes administrative and late fees.
(3) Operating margin (before reduction for depreciation expense) is computed by dividing rental income less cost of operations by rental income. Operating margin (after reduction for depreciation expense) is computed by dividing rental income less cost of operations and depreciation by rental income.

     Additional information is set forth below with respect to the Oakland San Ramon/Norris Canyon Road, San Diego/Market Street and Fairfax County/Alban Road properties, because they are the only properties with a book value of at least 10% of the total assets of the Company or that have accounted for gross revenues of at least 10% of the aggregate gross revenues of the Company.

     OAKLAND SAN RAMON/NORRIS CANYON ROAD. This property is a business park located in San Ramon, a suburb of Oakland, California. The property is located approximately 20 miles southeast of downtown Oakland. The area surrounding the property includes commercial and residential developments.

     The 3.79-acre property contains approximately 52,000 square feet of net rentable space divided into 56 units. The property opened in May 1989 and was 98% occupied at December 31, 1996 by 55 tenants. No tenant occupies 10% or more of the rentable area.

     Set forth below is a schedule showing the occupancy rate and the rent per square foot for the property at the dates indicated:


                                                           Annual Realized
                                                           Rent Per Square
          Date                          Occupancy Rate            Foot
----------------------                  ---------------    ------------------
   December 31, 1996                           98%               $17.64
   December 31, 1995                           97                 16.50
   December 31, 1994                           97                 16.59

         A schedule showing total annual base rent and percentage of total income relating to leases according to their expiration dates is set forth below:

     Year of                    Total Amt.            Percentage of
   Expiration*                  Base Rent             Total Income
----------------------      ---------------        ------------------
    1997                         $716,000               56.56%
    1998                          379,000               29.94
    1999                          137,000               10.82
    2000                           34,000                2.68
                            ---------------        ------------------
   Total                       $1,266,000              100.00%
                            ===============        ==================


 * Assumes that none of the renewal options included in the leases will be exercised.

     SAN DIEGO/MARKET STREET. This mini-warehouse is located approximately one mile southeast of downtown San Diego, California. The property is located on Market Street, one of the major east/west streets running through downtown San Diego. The surrounding area includes a combination of residential and commercial developments.

     The 1.38-acre property, which was completed in April 1989, has approximately 98,000 net rentable square feet divided into 1,050 units. No tenant occupies 10% or more of the rentable area. As of December 31, 1996, the property was 78% occupied by 821 tenants.

     Set forth below is a schedule showing the occupancy rate and the rent per square foot for the property at the dates indicated:

                                                     Annual Scheduled
                                                     Rent Per Square
       Date                        Occupancy Rate          Foot
----------------------            ---------------    ------------------
  December 31, 1996                     78%               $9.00
  December 31, 1995                     74                 6.00
  December 31, 1994                     72                 5.88

     FAIRFAX COUNTY/ALBAN ROAD. This 12.84-acre property includes two facilities, a mini-warehouse and a business park. The property is located in Fairfax County, Virginia, approximately 10 miles east of Washington, D.C. The surrounding area includes a combination of retail and office space as well as residential developments.

     The mini-warehouse facility opened in March 1990 and contains approximately 68,000 square feet of net rentable space divided into 726 units. No tenant occupies 10% or more of the rentable area. As of December 31, 1996, the mini-warehouse facility was 92% occupied by 665 tenants.

     Set forth below is a schedule showing the occupancy rate and the rent per square foot for the property at the dates indicated:
                                                     Annual Scheduled
                                                     Rent Per Square
       Date                        Occupancy Rate          Foot
----------------------            ---------------    ------------------
  December 31, 1996                      92%              $12.12
  December 31, 1995                      84                 9.12
  December 31, 1994                      85                 8.88

     The business park facility commenced leasing on October 31, 1990 and contains approximately 148,000 square feet of net rentable space divided into 64 units. As of December 31, 1996, the business park facility was 99% occupied by 63 tenants.

     Set forth below is a schedule showing the occupancy rate and the rent per square foot for the property at the dates indicated:
                                                     Annual Realized
                                                     Rent Per Square
       Date                        Occupancy Rate          Foot
----------------------            ---------------    ------------------
  December 31, 1996                        99%             $13.77
  December 31, 1995                       100                9.74
  December 31, 1994                        94                9.61

     A schedule showing total annual base rent and percentage of total income relating to leases according to their expiration dates is set forth below:

              Year of                    Total Amt.            Percentage of
            Expiration*                   Base Rent            Total Income
           ------------                ---------------        ---------------
                1997                        $931,000               60.57%
                1998                         334,000               21.73
                1999                         193,000               12.56
                2000                          45,000                2.92
                2001                          34,000                2.22
                                       ---------------        ---------------
               Total                      $1,537,000              100.00%
                                       ===============        ===============

   * Assumes that none of the renewal options included in the leases will be exercised.

ITEM 3.   LITIGATION.
          ----------
     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ---------------------------------------------------

     The Company held an annual meeting of shareholders on December 17, 1996. Proxies for the annual meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. The annual meeting involved the election of directors, and the vote was as follows (the common Stock Series A, Series B and Series C vote together as a single class):


                                  Number of Shares of                  Number of Shares of
                                 Common Stock Series A                Common Stock Series B
                         -----------------------------------    ----------------------------------
          Name               Voted For         Withheld            Voted For           Withheld
----------------------   ----------------   ----------------    ---------------    ---------------
B. Wayne Hughes              1,725,884           36,725             283,224               -
                         ----------------   ----------------    ---------------    ---------------
Vern O. Curtis               1,726,009           36,600             283,224               -
                         ----------------   ----------------    ---------------    ---------------
Jack D. Steele               1,726,134           36,455             283,224               -
                         ----------------   ----------------    ---------------    ---------------


                                  Number of Shares of
                                 Common Stock Series C                 Total Common Stock
                         -----------------------------------    ----------------------------------
          Name               Voted For         Withheld            Voted For           Withheld
----------------------   ----------------   ----------------    ---------------    ---------------
B. Wayne Hughes                802,466                -             2,811,574           36,725
                         ----------------   ----------------    ---------------    ---------------
Vern O. Curtis                 802,466                -             2,811,699           36,600
                         ----------------   ----------------    ---------------    ---------------
Jack D. Steele                 802,466                -             2,811,824           36,455
                         ----------------   ----------------    ---------------    ---------------

                                    PART II.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
          ---------------------------------------------------------------------

     The Company's Series A shares are registered under Section 12(b) of the Securities Exchange Act of 1934 on the American Stock Exchange ("AMEX"), and commenced trading on November 11, 1991 under the symbol PSY. The Series B and Series C shares were not registered under Section 12 of the Securities Exchange Act of 1934 and no public trading market exists for the Series B and Series C shares.

     The Company's Articles of Incorporation provide that the Series B shares and Series C shares will convert automatically into Series A shares on a share-for-share basis (the "Conversion") when (A) the sum of (1) all cumulative dividends and other distributions from all sources paid with respect to the Series A shares (including liquidating distributions, but not including payments made to redeem such stock other than in liquidation) and (2) the cumulative Partnership distributions from all sources with respect to all Units (including the General Partners' 1% interest) equals (B) the product of $20 multiplied by the number of the then outstanding "Original Series A shares". The term "Original Series A shares" means the Series A shares issued in the Reorganization.

     In general, the Series A shares, Series B shares and Series C shares have equal voting rights. The Company's bylaws provide that during the period prior to the conversion of the Series B and Series C shares into Series A shares, in all shareholder matters voted on by the Partnership's general partners (the "General Partners") or their successors in interest as holders of Series B and Series C shares, other than the election and removal of directors and other proposals relating to the control of the Company and its business, the General Partners and any successors in interest have agreed to vote their Series B and Series C shares with the holders of a majority of the outstanding unaffiliated Series A shares entitled to vote.

Market Prices and Dividends
---------------------------

     The following table sets forth the high and low sales prices on the AMEX composite tape per Series A share and dividends per Series A share and Series B share for fiscal 1995 and 1996:

                                                              Sales Price
                                                         ---------------------     Cash Dividends
     Year                      Quarter Ended               High         Low           Declared*
-------------    ----------------------------------      ---------   ---------     --------------
1995             March 31                                 $12-3/4     $11-1/8          $0.16
                 June 30                                   13-1/4      11-5/8           0.18
                 September 30                              13-1/2      12-3/8           0.18
                 December 31                               14-1/4          13           0.48 (1)

1996             March 31                                 $14-7/8     $13-1/2          $0.18
                 June 30                                   14-3/8      13-3/4           0.18
                 September 30                              15-3/8      13-1/2           0.18
                 December 31                               16-7/8      14-3/4           0.51 (2)

*  No dividends were declared on the Series C shares.
(1) Includes special dividend of $.30.
(2) Includes special dividend of $.33.

     As of December 31, 1996, there were approximately 1,841 holders of record of the Company's Series A shares.

     Holders of Series A shares are entitled to receive distributions when, as and if declared by the Board of Directors out of any funds legally available for that purpose. The Company, as a REIT, is required to distribute, prior to filing its tax return, at least 95% of its "real estate investment trust taxable income," which, as defined by the relevant tax statutes and regulations, is generally equivalent to net taxable ordinary income. Under certain circumstances, the Company can rectify a failure to meet this distribution requirement by paying dividends after the close of a particular taxable year.

     A principal policy of the Company is to make quarterly cash distributions. The Company intends to make quarterly cash distributions out of funds legally available, as determined by the Company's Board of Directors.

     For Federal income tax purposes, distributions to shareholders are treated as ordinary income, capital gains, return of capital or a combination thereof, and for the past three years all distributions have been classified as ordinary income.

     Under generally accepted accounting principles, the amount of distributions declared to shareholders exceeded income by $544,000, $1,017,000 and $350,000 during 1996, 1995 and 1994, respectively.

     Series A shares are entitled to participate equally in distributions when declared by the Board of Directors and in the Company's net assets upon dissolution and liquidation after repayment of the Company's liabilities. The Series B shares (prior to conversion into Series A shares) are not entitled to participate in distributions attributable to sales or financings of the properties or the liquidation of the Company, but will participate in other distributions on the same basis as the Series A shares. The Series C shares (prior to conversion into Series A shares) are not entitled to participate in any distributions, including liquidating distributions.

Repurchase of Company's common stock
------------------------------------

     If considered to be an attractive investment opportunity or in other appropriate circumstances, the Company may repurchase its Series A shares out of legally available funds, if approved by the Board of Directors.

     As of February 27, 1997, the Board of Directors has authorized the Company to repurchase up to 500,000 Series A shares. From August 1, 1994 through February 28, 1997, the Company has repurchased 233,700 Series A shares. The Company repurchased 68,000 Series A shares during 1996 and no additional Series A shares between January 1, 1997 and February 28, 1997.

ITEM 6.   SELECTED FINANCIAL DATA.
          -----------------------
     The following selected historical financial information has been derived from the audited financial statements of the Company.

                                                                    Years Ended December 31,
                                           ----------------------------------------------------------------------------
                                              1996           1995             1994             1993           1992
                                           ----------   -------------    -------------   -------------     ------------
                                                             (In thousands, except per share data)
Operating data:
---------------
REVENUES:
   Rental income                            $8,452         $8,200             $7,750           $6,724          $5,599
   Interest and other income                    36             47                 24               15              27
                                           ----------   -------------    -------------   -------------     ------------
                                             8,488          8,247              7,774            6,739           5,626
                                           ----------   -------------    -------------   -------------     ------------

EXPENSES:
   Cost of operations                        3,031          2,793              2,883            2,797           2,604
   Management fees paid to affiliates          450            469                442              386             323
   Depreciation                              1,841          2,044              2,257            2,334           2,321
   General and administrative                  213            214                208              220             258
   Environmental cost                           -             343                  -               -               -
   Interest expense                             6              -                  18              124             188
                                           ----------   -------------    -------------   -------------     ------------

                                             5,541          5,863              5,808            5,861           5,694
                                           ----------   -------------    -------------   -------------     ------------

NET INCOME (LOSS)                           $2,947         $2,384             $1,966             $878            $(68)
                                           ==========   =============    =============   =============     ============

Net income (loss) per Series A share:
   Primary                                   $0.87          $0.68              $0.55            $0.24          $(0.04)
   Fully diluted                             $0.71          $0.56              $0.45            $0.20          $(0.04)

Dividends declared per share:
   Series A                                  $1.05          $1.00              $0.66            $0.35           $0.27
   Series B                                  $1.05          $1.00              $0.66            $0.35           $0.27

Weighted average Common shares outstanding:
     Primary- Series A                       3,056          3,140              3,242            3,257           3,257
     Fully diluted- Series A                 4,142          4,226              4,328            4,343           3,257

Other data:
-----------
Net cash provided
   by operating activities                  $4,846         $4,629             $4,122           $3,330          $1,852
Net cash used in investing activities         (479)          (281)              (259)            (795)         (1,618)
Net cash (used in) provided
   by financing activities                  (4,431)        (4,373)            (3,422)          (2,454)            515
Funds from operations (1)                    4,788          4,771              4,223            3,212           2,253
Capital expenditures to
   maintain facilities                        (479)          (281)              (259)            (295)           (218)

Balance sheet data:
-------------------
Total assets                               $49,527        $51,037            $52,617          $54,167         $55,758
Total debt                                       -              -                  -            1,179           2,429
Shareholders' equity                        46,968         48,517             50,977           51,944          52,305

          ----------------------------------

(1) Funds from operations (FFO) is defined by the Company, consistent with the definition of FFO by the National Association of Real Estate Investment Trusts (NAREIT), as net income (loss) (computed in accordance with generally accepted accounting principles) before depreciation and extraordinary or non-recurring items. FFO is presented because the Company, as well as many industry analysts, consider FFO to be one measure of the performance of the Company, ie, one that generally reflects changes in the Company's net operating income. FFO does not take into consideration scheduled principal payments on debt and capital improvements. Accordingly, FFO is not necessarily a substitute for the Company's cash flow or net income as a measure of the Company's liquidity or operating performance or ability to pay distributions. Furthermore, the NAREIT definition of FFO does not address the treatment of certain items and all REITs do not treat items the same way in computing FFO. Accordingly, comparisons of levels of FFO among REITs may not necessarily be meaningful.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
          ---------------------------------------------------------------

RESULTS OF OPERATIONS.
----------------------

     YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995. Net income in 1996 was $2,947,000 compared to $2,384,000 in 1995, representing an increase of $563,000 or 24%. Net income per fully diluted Series A share was $.71 in 1996 compared to $.56 in 1995, representing an increase of $.15 or 27% per share. These increases are primarily due to an increase in property net operating income combined with the favorable impact of comparing to expenses for 1995 which included a non-recurring charge for environmental assessments and provision for future remediation costs.

     During 1996, property net operating income (rental income less cost of operations, management fees paid to affiliates and depreciation expense) increased $236,000 from $2,894,000 in 1995 to $3,130,000 in 1996. This increase is attributable to an increase in rental income at both the Company's mini-warehouse and business park operations combined with a decrease in the Company's depreciation expense of $203,000 from $2,044,000 in 1995 to $1,841,000 in 1996 due to certain assets being fully depreciated.

     Rental income for the mini-warehouse operations increased $198,000 or 3% from $5,889,000 in 1995 to $6,087,000 in 1996. Cost of operations (including management fees paid to an affiliate of the Company) increased $202,000 or 10% from $1,965,000 in 1995 to $2,167,000 in 1996. The results of these changes was a net decrease in property net operating income before depreciation expense of $4,000 from $3,924,000 in 1995 to $3,920,000 in 1996. The Company's California
and Michigan properties contributed 88% to the increase in rental income as a result of increased rental rates at all of the properties located in those two states. The increase in cost of operations is primarily due to increases in payroll, repairs and maintenance, advertising and property tax expense. Repairs and maintenance increased primarily as a result of increases in snow removal and landscaping costs. Snow removal costs increased due to the higher than normal snow levels experienced at the Company's properties located in the eastern states. Property taxes increased primarily due to one-time property tax refunds received for the Company's Fairfax, Virginia property and one of the Company's Los Angeles properties in 1995.

     Property net operating income before depreciation expense with respect to the Company's business park facilities increased by $37,000 or 4% from $1,014,000 in 1995 to $1,051,000 in 1996. This increase is primarily due to an increase in rental income offset by an increase in cost of operations. Approximately 82% of the increase in rental income from business park operations was generated by the Company's Virginia facility. This increase is attributable to increased rental rates on new leases and stipulated increases on leases already in place. The increase in cost of operations is due to increases in payroll, repairs and maintenance and property tax expense. Repairs and maintenance increased as a result of an increase in snow removal cost incurred by the Company's Virginia facility.

     Weighted  average   occupancy  levels  were  88%  for  the   mini-warehouse
facilities and 99% for the business park facilities in 1996 compared to 89% for the mini-warehouse facilities and 99% for the business park facilities in 1995.

     In 1995, the Company prepaid eight months of 1996 management fees on its mini-warehouse operations (based on the management fees for the comparable period during the calendar year immediately preceding the prepayment) discounted at the rate of 14% per year to compensate for early payment. In 1996, the Company expensed the prepaid management fees. The amount is included in management fees paid to affiliates in the statements of income. As a result of the prepayment, the Company saved approximately $33,000 in management fees, based on the management fees that would have been payable on rental income generated in 1996 compared to the amount prepaid.

     During 1996, the Company incurred $6,000 in interest expense on its line of credit facility.

     YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994. Net income in 1995 was $2,384,000 compared to $1,966,000 in 1994, representing an increase of $418,000 or 21%. Net income per fully diluted Series A share was $.56 in 1995 compared to $.45 in 1994, representing an increase of $.11 or 24% per share. This increase is primarily due to an increase in property net operating income at the Company's facilities offset by environmental costs incurred on the Company's properties in the fourth quarter of 1995 (see discussion below). Net income per share in 1995 benefited by the reduction in the number of Series A shares outstanding due to the Company's repurchase of Series A shares.

     During 1995, property net operating income (rental income less cost of operations, management fees paid to affiliates and depreciation expense) increased $726,000 from $2,168,000 in 1994 to $2,894,000 in 1995. This increase is attributable to an increase in rental income at both the Company's mini-warehouse and business park operations and a decrease in the Company's depreciation expense of $213,000 from $2,257,000 in 1994 to $2,044,000 in 1995.

     Rental income for the mini-warehouse operations increased $355,000 or 6% from $5,534,000 in 1994 to $5,889,000 in 1995. Cost of operations (including management fees paid to an affiliate of the Company) decreased $66,000 or 3% from $2,031,000 in 1994 to $1,965,000 in 1995. The results of these changes was a net increase in property net operating income before depreciation expense of $421,000 or 12% from $3,503,000 in 1994 to $3,924,000 in 1995. The Company's
California and Michigan properties contributed 57% to the increase in rental income primarily as a result of an increase in rental rates at a majority of the properties in those two states. The decrease in cost of operations is mainly due to a decrease in property tax expense offset by increases in payroll and management fees (as a result of increased revenues). The decrease in property taxes is due to a one-time personal property tax refund of $17,000 received on behalf of the Company's Fairfax, Virginia property in June 1995 and an $80,000 tax refund received from appealing a prior period tax assessment on one of the Company's Los Angeles properties in September 1995.

     Property net operating income before depreciation expense with respect to the Company's business park facilities increased by $91,000 or 10% from $923,000 in 1994 to $1,014,000 in 1995. This increase is primarily due to an increase in rental income offset by a slight increase in cost of operations. Approximately 96% of the increase in rental income from business park operations was generated by the Company's Virginia facility. This increase is attributable to an increase in occupancy levels and rental rates caused by scheduled escalations in leases. The increase in cost of operations is due to increases in payroll expense and utilities offset by a decrease in property tax expense. The increase in utilities is primarily due to an increase in electrical costs at the Fairfax facility primarily as a result of increased occupancy.

     Substantially all of the Company's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the fourth quarter of 1995, the Company completed environmental assessments of its properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. These assessments were performed by an independent environmental consulting firm. Based on the assessments, the Company expensed $343,000 in 1995 for known environmental remediation requirements. Although there can be no assurance, the Company is not aware of any environmental contamination of any of its property sites which individually or in the aggregate would be material to the Company's overall business, financial condition, or results of operations.

     Weighted  average   occupancy  levels  were  89%  for  the   mini-warehouse
facilities and 99% for the business park facilities in 1995 compared to 89% for the mini-warehouse facilities and 97% for the business park facilities in 1994.

     During 1994, the Company incurred $18,000 in interest expense on its term loan. No such expense was incurred in 1995 since the Company paid off its term loan prior to maturity in May 1994.

Mini-warehouse Operating Trends.
--------------------------------

     The following table illustrates the operating trends for the Company's 13 mini-warehouses:

                                                                          For the year ended December 31,
                                                                     ------------------------------------------
                                                                       1996              1995             1994
                                                                     ----------       ---------        --------
Weighted average occupancy level                                        88%              89%               89%
Realized monthly rent per occupied
     square foot (1)                                                  $.72             $.70              $.66
Operating margin: (2)
     Before reduction for depreciation expense                          64%              67%               63%
     After reduction for depreciation expense                           42%              44%               44%

-------------
(1) Realized rent per square foot represents the actual revenue earned per occupied square foot. Management believes this is a more relevant measure than the posted rental rates, since posted rates can be discounted through the use of promotions. Includes administrative and late fees.

(2) Operating margin (before reduction for depreciation expense) is computed by dividing rental income less cost of operations by rental income. Operating margin (after reduction for depreciation expense) is computed by dividing rental income less cost of operations and depreciation by rental income.

Liquidity and Capital Resources.
--------------------------------

     CAPITAL STRUCTURE. The Company's financial profile has been characterized by increasing net income, increasing cash provided by operating activities and increasing funds from operations ("FFO").

     NET CASH PROVIDED BY OPERATING ACTIVITIES AND FUNDS FROM OPERATIONS. The Company believes that important measures of its performance as well as liquidity are net cash provided by operating activities and FFO.

     Net cash provided by operating activities (net income plus depreciation) reflects the cash generated from the Company's business before distributions to shareholders, capital expenditures and principal payments on debt. Net cash provided by operating activities has increased over the past years from $4,122,000 in 1994 to $4,846,000 in 1996.

     FFO is defined by the Company, consistent with the definition of FFO by the National Association of Real Estate Investment Trusts (NAREIT), as net income
(loss) (computed in accordance with generally accepted accounting principles) before depreciation and extraordinary or non-recurring items. FFO for the years ended December 31, 1996 and 1995 was $4,788,000 and $4,771,000, respectively. FFO is presented because the Company, as well as many industry analysts, consider FFO to be one measure of the performance of the Company, i.e., one that generally reflects changes in the Company's net operating income. FFO does not take into consideration scheduled principal payments on debt and capital improvements. Accordingly, FFO is not necessarily a substitute for the Company's cash flow or net income, as a measure of the Company's liquidity or operating performance or ability to pay distributions. Furthermore, the NAREIT definition of FFO does not address the treatment of certain items and all REITs do not treat items the same way in computing FFO. Accordingly, comparisons of levels of FFO among REITs may not necessarily be meaningful.

     The Company has an unsecured revolving credit facility with a bank for borrowings up to $6,000,000 for working capital purposes and to repurchase the Company's stock. Outstanding borrowings on the credit facility which, at the Company's option, bear interest at either the bank's prime rate plus .25% or the bank's LIBOR rate plus 2.25%, will convert to a term loan on April 1, 1997. Interest is payable monthly until maturity. Principal will be payable quarterly beginning on April 1, 1997. On January 1, 2002, the remaining unpaid principal and interest is due and payable. During the first quarter of 1996, the Company borrowed and repaid $450,000 on its line of credit facility. At December 31, 1996, there was no outstanding balance on the credit facility.

     The following table summarizes the Company's ability to make capital improvements to maintain its facilities and make principal payments on its outstanding debt through the use of cash provided by operating activities. The remaining cash flow is available to the Company to pay distributions to shareholders and repurchase its stock.

                                                                            Years ended December 31,
                                                                  ---------------------------------------------
                                                                    1996              1995              1994
                                                                  ----------       ----------        ----------
Net income                                                        $2,947,000       $2,384,000        $1,966,000
Environmental cost                                                         -          343,000                 -
Depreciation                                                       1,841,000        2,044,000         2,257,000
                                                                  ----------       ----------        ----------
Funds from operations
     (Net cash provided by operating activities
     before changes in working capital components)                 4,788,000        4,771,000         4,223,000
Capital improvements to maintain facilities                         (479,000)        (281,000)         (259,000)
Principal payments on outstanding debt                                     -                -        (1,179,000)
                                                                  ----------       ----------        ----------
Funds available for distributions to
     shareholders and repurchase of stock                          4,309,000        4,490,000         2,785,000
Cash distributions to shareholders                                (3,426,000)      (2,930,000)       (1,626,000)
                                                                  ----------       ----------        ----------
Excess funds available for principal payments, cash
     distributions to shareholders and repurchase of stock          $883,000       $1,560,000        $1,159,000
                                                                  ==========       ==========        ==========

     The Company believes that its rental revenues and interest and other income will be sufficient over at least the next twelve months to meet the Company's operating expenses, capital improvements and distributions to shareholders. For 1997, the Company anticipates expending approximately $492,000 for capital improvements. During 1995, the Company's property operator commenced a program to enhance the visual appearance of the mini-warehouse facilities operated by it. Such enhancements include new signs, exterior color schemes, and improvements to the rental offices. The vast majority of the costs associated with these enhancements were incurred in 1995 and 1996.

     The Company believes its geographically diverse portfolio has resulted in a relatively stable and predictable investment portfolio.

     On November 12, 1996, the Company's Board of Directors declared a regular quarterly distribution per share of $0.18. In addition, consistent with the Company's REIT distribution requirements, the Company's Board of Directors declared a special distribution of $0.33 per share. The distributions are payable on January 15, 1997 to shareholders of record on December 31, 1996.

     In August 1995, the Management Agreement for the mini-warehouse facilities was amended to provide that upon demand from PSI made prior to December 15, 1995, the Company agreed to prepay (within 15 days after such demand) up to 12 months of management fees (based on the management fees for the comparable period during the calendar year immediately preceding such prepayment) discounted at the rate of 14% per year to compensate for early payment. In November 1995, the Company prepaid, to PSI, 8 months of 1996 management fees at a cost of $207,000. The amount has been expensed as management fees paid to affiliate during 1996.

DISTRIBUTIONS
-------------

     The Company has established a conservative distribution policy. The aggregate amount of dividends paid or accrued to the shareholders in each year since inception of the Company were as follows:

                          Series A         Series B           Total
                       -------------    ------------     ------------
  1987                   $140,000           $11,000         $151,000
  1988                    630,000            55,000          685,000
  1989                    651,000            57,000          708,000
  1990                    651,000            57,000          708,000
  1991                    651,000            57,000          708,000
  1992                    879,000            76,000          955,000
  1993                  1,140,000            99,000        1,239,000
  1994                  2,129,000           187,000        2,316,000
  1995                  3,118,000           283,000        3,401,000
  1996                  3,194,000           297,000        3,491,000
                       -------------    ------------     ------------
  Total               $13,183,000        $1,179,000      $14,362,000
                      ==============    ============     ============

     The Convertible Series B shares and Convertible Series C shares will convert automatically into Series A shares on a share-for-share basis (the "Conversion") when (A) the sum of (1) all cumulative dividends and other distributions from all sources paid with respect to the Series A shares (including liquidating distributions, but not including payments made to redeem such stock other than in liquidation) and (2) the cumulative Partnership distributions from all sources with respect to all units equals (B) the product of $20 multiplied by the number of the then outstanding "Original Series A shares". The term "Original Series A shares" means the Series A shares issued in the Reorganization. Through December 31, 1996, the Company has made and declared cumulative cash distributions of approximately $13,183,000 with respect to the Series A shares. Accordingly, assuming no repurchases or redemptions of Series A shares after December 31, 1996, Conversion will occur when $47,284,000 in additional distributions with respect to the Series A shares have been made. Such amount exceeds the balance in shareholders' equity at December 31, 1996.

REIT DISTRIBUTION REQUIREMENT
-----------------------------

     The Company has elected and intends to continue to qualify as REIT for Federal income tax purposes. As a REIT, the Company must meet, among other tests, sources of income, share ownership, and certain asset tests. As a REIT, the Company is not taxed on that portion of its taxable income which is distributed to its shareholders provided that at least 95% of its taxable income is so distributed to its shareholders prior to filing the Company's tax return. Under certain circumstances, the Company can rectify a failure to meet the 95% distribution test by making distributions after the close of a particular taxable year and attributing those distributions to the prior year's taxable income. The Company has satisfied the REIT distribution requirement for 1994, 1995 and 1996 by attributing distributions in 1995, 1996 and 1997 to the prior year's taxable income. The extent to which the Company will be required to attribute distributions to the prior year will depend on the Company's operating results (taxable income) and the level of distributions as determined by the Board of Directors. The primary difference between book income and taxable income is depreciation expense. In 1996, the Company's Federal tax depreciation was $1,126,000.

     The Company's Board of Directors has authorized the Company to purchase up to 500,000 shares of Series A common stock. As of December 31, 1996, the Company had purchased and retired 233,700 shares of Series A common stock.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          --------------------------------------------

     Company's financial statements are included elsewhere herein. Reference is made to the Index to Financial Statements and Financial Statement Schedule in
Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
          ---------------------------------------------------------------
     None.

                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.
          -----------------------------------------------

     Incorporated by reference herein is information required by this item, which is to be included in an amendment on Form 10-K/A to this Form 10-K filed within 120 days of the end of the Registrant's 1996 fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION.
          ----------------------

     Incorporated by reference herein is information required by this item, which is to be included in an amendment on Form 10-K/A to this Form 10-K filed within 120 days of the end of the Registrant's 1996 fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

     Incorporated by reference herein is information required by this item, which is to be included in an amendment on Form 10-K/A to this Form 10-K filed within 120 days of the end of the Registrant's 1996 fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

     Incorporated by reference herein is information required by this item, which is to be included in an amendment on Form 10-K/A to this Form 10-K filed within 120 days of the end of the Registrant's 1996 fiscal year.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
          ---------------------------------------------------------------

     (a)  List of Documents filed as part of the Report.

          1. Financial Statements: See Index to Financial Statements and Financial Statement Schedule.
          2. Financial Statement Schedules: See Index to Financial Statements and Financial Statement Schedule.
          3.   Exhibits: See Exhibit Index contained herein.

     (b) Reports on Form 8-K filed during the last quarter of the period ended December 31, 1996:

                None.

     (c)  Exhibits:

                See  Exhibit Index contained herein.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                           PUBLIC STORAGE PROPERTIES XIX, INC.

Dated:   March 27, 1997                    By:/s/ Harvey Lenkin
                                              -------------------------
                                              Harvey Lenkin, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

       Signature                                  Capacity                                 Date
-------------------------             ---------------------------------------         -------------------
/s/ B. Wayne Hughes                   Chairman of the Board, Chief Executive            March 27, 1997
-------------------------               Officer and Director
B. Wayne Hughes                         (Principal Executive Officer)



/s/ Vern O. Curtis                    Director                                          March 27, 1997
-------------------------
Vern O. Curtis


/s/ Jack D. Steele                    Director                                          March 27, 1997
-------------------------
Jack D. Steele


/s/ David P. Singelyn                 Vice President and Chief Financial Officer        March 27, 1997
---------------------                   (Principal Financial Officer and
David P. Singelyn                       Principal Accounting Officer)

                       PUBLIC STORAGE PROPERTIES XIX, INC.

                                    INDEX TO
                              FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULE
                                  (Item 14 (a))


                                                                                                       Page
                                                                                                    References
                                                                                                    ----------

Report of Independent Auditors                                                                           F-1

Financial Statements and Schedule:

     Balance Sheets as of December 31, 1996 and 1995                                                     F-2

     For each of the three years in the period ended December 31, 1996:

         Statements of Income                                                                            F-3

         Statements of Shareholders' Equity                                                              F-4

         Statements of Cash Flows                                                                        F-5

     Notes to Financial Statements                                                                   F-6 - F-9

Schedule for the years ended December 31, 1996, 1995 and 1994:

     III  Real Estate and Accumulated Depreciation                                                  F-10 - F-11


     All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

                         Report of Independent Auditors





The Board of Directors and Shareholders
Public Storage Properties XIX, Inc.


We have audited the accompanying balance sheets of Public Storage Properties XIX, Inc. as of December 31, 1996 and 1995, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Storage Properties XIX, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.







                                                       ERNST & YOUNG LLP


February 18, 1997
Los Angeles, California

                       PUBLIC STORAGE PROPERTIES XIX, INC.
                                 BALANCE SHEETS
                           December 31, 1996 and 1995


                                                                                1996                  1995
                                                                             ----------           ----------
                                     ASSETS
                                     ------
Cash and cash equivalents                                                    $1,232,000           $1,296,000
Rent and other receivables                                                      115,000               26,000
Prepaid expenses                                                                113,000              286,000

Real estate facilities at cost:
     Building, land improvements and equipment                               43,916,000           43,525,000
     Land                                                                    17,791,000           17,791,000
                                                                             ----------           ----------
                                                                             61,707,000           61,316,000

     Less accumulated depreciation                                          (13,640,000)         (11,887,000)
                                                                             ----------           ----------
                                                                             48,067,000           49,429,000
                                                                             ----------           ----------

Total assets                                                                $49,527,000          $51,037,000
                                                                            ===========          ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Accounts payable                                                               $644,000             $662,000
Dividends payable                                                             1,686,000            1,621,000
Advance payments from renters                                                   229,000              237,000

Shareholders' equity:
     Series A common, $.01 par value,
         4,342,762 shares authorized,
         3,023,371 shares issued and
         outstanding (3,091,371 shares
         issued and outstanding in 1995)                                         30,000               31,000
     Convertible Series B common, $.01 par
         value, 283,224 shares authorized,
         issued and outstanding                                                   3,000                3,000
     Convertible Series C common, $.01 par
         value, 802,466 shares authorized,
         issued and outstanding                                                   8,000                8,000

     Paid-in-capital                                                         53,652,000           54,656,000
     Cumulative net income                                                    7,637,000            4,690,000
     Cumulative distributions                                               (14,362,000)         (10,871,000)
                                                                             ----------           ----------

     Total shareholders' equity                                              46,968,000           48,517,000
                                                                             ----------           ----------

Total liabilities and shareholders' equity                                  $49,527,000          $51,037,000
                                                                            ===========          ===========

                             See accompanying notes.

                      PUBLIC STORAGE PROPERTIES XIX, INC.
                              STATEMENTS OF INCOME
                       For each of the three years in the
                         period ended December 31, 1996


                                                               1996                 1995                  1994
                                                           ----------            ----------           ----------

REVENUES:

Rental income                                              $8,452,000            $8,200,000           $7,750,000
Interest income                                                36,000                47,000               24,000
                                                           ----------            ----------           ----------
                                                            8,488,000             8,247,000            7,774,000
                                                           ----------            ----------           ----------


COSTS AND EXPENSES:

Cost of operations                                          3,031,000             2,793,000            2,883,000
Management fees paid to affiliates                            450,000               469,000              442,000
Depreciation                                                1,841,000             2,044,000            2,257,000
Administrative                                                213,000               214,000              208,000
Environmental cost                                                  -               343,000                    -
Interest expense                                                6,000                     -               18,000
                                                           ----------            ----------           ----------
                                                            5,541,000             5,863,000            5,808,000
                                                           ----------            ----------           ----------

NET INCOME                                                 $2,947,000            $2,384,000           $1,966,000
                                                           ==========            ==========           ==========


Primary earnings per share-Series A                            $0.87                 $0.68                $0.55
                                                           ==========            ==========           ==========

Fully diluted earnings per share-Series A                      $0.71                 $0.56                $0.45
                                                           ==========            ==========           ==========

Dividends declared per share:
     Series A                                                  $1.05                 $1.00                $0.66
                                                           ==========            ==========           ==========
     Series B                                                  $1.05                 $1.00                $0.66
                                                           ==========            ==========           ==========

Weighted average Common shares outstanding:
     Primary- Series A                                      3,055,821             3,140,396            3,241,888
                                                           ==========            ==========           ==========
     Fully diluted- Series A                                4,141,511             4,226,086            4,327,578
                                                           ==========            ==========           ==========

                             See accompanying notes.

                       PUBLIC STORAGE PROPERTIES XIX, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                 For each of the three years in the period ended
                                December 31, 1996

                                                                    Convertible                 Convertible
                                         Series A                    Series B                     Series C
                                   Shares        Amount        Shares        Amount        Shares         Amount
                                --------------------------------------------------------------------------------------
Balances at December 31, 1993     3,257,071       $33,000       283,224       $3,000         802,466       $8,000

Net income
Repurchase of shares                (55,700)       (1,000)

Cash distributions declared:
   $0.66 per share - Series A
   $0.66 per share - Series B
                                --------------------------------------------------------------------------------------

Balances at December 31, 1994     3,201,371        32,000       283,224        3,000         802,466        8,000

Net income
Repurchase of shares               (110,000)       (1,000)

Cash distributions declared:
   $1.00 per share - Series A
   $1.00 per share - Series B
                                --------------------------------------------------------------------------------------

Balances at December 31, 1995     3,091,371        31,000       283,224        3,000         802,466        8,000

Net income
Repurchase of shares                (68,000)       (1,000)

Cash distributions declared:
   $1.05 per share - Series A
   $1.05 per share - Series B
                                --------------------------------------------------------------------------------------

Balances at December 31, 1996     3,023,371       $30,000       283,224       $3,000         802,466       $8,000
                                ======================================================================================

                                                  Cumulative                         Total
                                    Paid-in           net         Cumulative     shareholders'
                                    Capital         income       distributions      equity
                                ----------------------------------------------------------------
Balances at December 31, 1993     $56,714,000        $340,000    ($5,154,000)    $51,944,000

Net income                                          1,966,000                      1,966,000
Repurchase of shares                 (616,000)                                      (617,000)

Cash distributions declared:
   $0.66 per share - Series A                                     (2,129,000)     (2,129,000)
   $0.66 per share - Series B                                       (187,000)       (187,000)
                                ----------------------------------------------------------------

Balances at December 31, 1994      56,098,000       2,306,000     (7,470,000)     50,977,000

Net income                                          2,384,000                      2,384,000
Repurchase of shares               (1,442,000)                                    (1,443,000)

Cash distributions declared:
   $1.00 per share - Series A                                     (3,118,000)     (3,118,000)
   $1.00 per share - Series B                                       (283,000)       (283,000)
                                ----------------------------------------------------------------

Balances at December 31, 1995      54,656,000       4,690,000    (10,871,000)     48,517,000

Net income                                          2,947,000                      2,947,000
Repurchase of shares               (1,004,000)                                    (1,005,000)

Cash distributions declared:
   $1.05 per share - Series A                                     (3,194,000)     (3,194,000)
   $1.05 per share - Series B                                       (297,000)       (297,000)
                                ----------------------------------------------------------------

Balances at December 31, 1996     $53,652,000      $7,637,000   ($14,362,000)    $46,968,000
                                ================================================================

                            See accompanying notes.

                       PUBLIC STORAGE PROPERTIES XIX, INC.
                            STATEMENTS OF CASH FLOWS
                       For each of the three years in the
                         period ended December 31, 1996


                                                                    1996              1995              1994
                                                                 ----------       ----------        ----------

Cash flows from operating activities:
     Net income                                                  $2,947,000       $2,384,000        $1,966,000

     Adjustments to reconcile net income to
         net cash provided by operating activities:

     Depreciation                                                 1,841,000        2,044,000         2,257,000
     (Increase) decrease in rent and
         other receivables                                          (89,000)          (3,000)            1,000
     (Increase) decrease in prepaid expenses                        (34,000)           2,000            (8,000)
     Amortization (payment) of prepaid management fees              207,000         (207,000)                -
     (Decrease) increase in accounts payable                        (18,000)         421,000           (79,000)
     Decrease in advance payments from renters                       (8,000)         (12,000)          (15,000)
                                                                 ----------       ----------        ----------

         Total adjustments                                        1,899,000        2,245,000         2,156,000
                                                                 ----------       ----------        ----------

         Net cash provided by operating activities                4,846,000        4,629,000         4,122,000
                                                                 ----------       ----------        ----------

Cash flows from investing activities:

     Additions to real estate facilities                           (479,000)        (281,000)         (259,000)
                                                                 ----------       ----------        ----------

         Net cash used in investing activities                     (479,000)        (281,000)         (259,000)
                                                                 ----------       ----------        ----------

Cash flows from financing activities:

     Distributions paid to shareholders                          (3,426,000)      (2,930,000)       (1,626,000)
     Payments on note payable to Bank                                     -                -        (1,179,000)
     Borrowing on credit facility                                   450,000                -                 -
     Repayment of borrowing on credit facility                     (450,000)               -                 -
     Purchase of Company Series Acommon stock                    (1,005,000)      (1,443,000)         (617,000)
                                                                 ----------       ----------        ----------

         Net cash used in financing activities                   (4,431,000)      (4,373,000)       (3,422,000)
                                                                 ----------       ----------        ----------

Net (decrease) increase in cash and
         cash and cash equivalents                                  (64,000)         (25,000)          441,000

Cash and cash equivalents at
         the beginning of the year                                1,296,000        1,321,000           880,000
                                                                 ----------       ----------        ----------

Cash and cash equivalents at
         the end of the year                                     $1,232,000       $1,296,000        $1,321,000
                                                                 ==========       ==========        ==========


                            See accompanying notes.

                       PUBLIC STORAGE PROPERTIES XIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996


1.       DESCRIPTION OF BUSINESS

                  Public Storage Properties XIX, Inc. (the "Company") is a California corporation which has elected to qualify as a real estate investment trust ("REIT") for Federal income tax purposes. The Company succeeded to the business of Public Storage Properties XIX, Ltd. (the "Partnership") in a reorganization transaction which was effective October 30, 1991 (the "Reorganization").

                  The  Company   owns  and   operates   primarily   self-storage
         facilities and, to a lesser extent, business park facilities containing commercial or industrial spaces.

                  The term of the Company is until all properties have been sold and, in any event, not later than December 31, 2038. The bylaws of the Company provide that, during 1999 unless shareholders have previously approved such a proposal, the shareholders will be presented with a proposal to approve or disapprove (a) the sale or financing of all or substantially all of the properties and (b) the distribution of the proceeds from such transaction and, in the case of a sale, the liquidation of the Company.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation:

               Certain prior year amounts have been reclassified in order to conform with the 1996 presentation.

         Income Taxes:

                  The Company has and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code (the Code). As a REIT, the Company is not taxed on that portion of its taxable income which is distributed to its shareholders provided that the Company meets the requirements of the Code. The Company believes it is in compliance with these requirements and, accordingly, no provision for income taxes has been made.

         Statements of Cash Flows:

                  For purposes of financial statement presentation, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company paid $6,000 and $25,000 in interest costs during 1996 and 1994, respectively.

         Real Estate Facilities:

                  Cost of land includes appraisal and legal fees related to acquisition and closing costs. Buildings, land improvements and equipment reflect costs incurred through December 31, 1996 and 1995 to develop primarily mini-warehouse facilities and to a lesser extent, business park facilities. The mini-warehouse facilities provide self-service storage spaces for lease, usually on a month-to-month basis, to the general public. The buildings and equipment are depreciated on the straight-line basis over estimated useful lives of 25 and 5 years, respectively. Included in depreciation is depreciation of tenant improvements on the Company's business park facilities of $176,000, $416,000 and $618,000 in 1996, 1995 and 1994, respectively.

                  In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("Statement 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Statement 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in 1996 and based on current circumstances, such adoption did not have any effect on the financial statements.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  At December 31, 1996, the basis of real estate facilities (excluding land) for Federal income tax purposes (after adjustment for accumulated depreciation of $7,879,000) is $33,751,000.

         Revenue Recognition:

                  Property rents are recognized as earned.

         Net Income Per Share:

                  Net income per share is based on net income attributable to each series of common shares and the weighted average number of such shares outstanding during the periods presented.

                  Net income per share is presented on a primary and fully diluted basis. Primary earnings per share represents the Series A shareholders' rights to distributions out of the respective period's net income, which is calculated by dividing net income after reduction for distributions to the Convertible Series B shareholders (Series C shareholders are not entitled to cash distributions) by the weighted average number of outstanding Series A shares (Note 4). Fully diluted earnings per share assumes conversion of the Convertible Series B and Series C shares into Series A shares.

         Use of Estimates:

                  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Environmental Cost:

                  Substantially all of the Company's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the fourth quarter of 1995, the Company completed environmental assessments of its properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. These assessments were performed by an independent environmental consulting firm. Based on the assessments, the Company expensed $343,000 in 1995 for known environmental remediation requirements. Although there can be no assurance, the Company is not aware of any environmental contamination of any of its property sites which individually or in the aggregate would be material to the Company's overall business, financial condition, or results of operations.

3.       RELATED PARTY TRANSACTIONS

                  The Company has a Management Agreement with Public Storage, Inc. ("PSI") pursuant to which PSI operates the Company's mini-warehouse facilities for a fee equal to 6% of the facilities' monthly gross revenue (as defined). Through 1996, the Company's commercial properties were operated by Public Storage Commercial Properties Group, Inc. ("PSCPG") pursuant to a Management Agreement which provides for a fee equal to 5% of the facilities' monthly gross revenue (as defined).

                  PSI has a 95% economic interest in PSCPG (represented by nonvoting preferred stock) and B. Wayne Hughes, the Company's Chief Executive Officer, and members of his family (the "Hughes Family") had a 5% economic interest in PSCPG (represented by voting common stock) until December 1996 when the Hughes Family sold its interest to Ronald
         L. Havner, Jr., formerly Senior Vice President and Chief Financial Officer of PSI, who became the Chief Executive Officer of PSCPG. PSCPG issued additional voting common stock to two other unaffiliated investors.

                  In January 1997, American Office Park Properties, L.P. ("AOPPLP") became the operator of the Company's commercial properties pursuant to the Management Agreement. AOPPLP is an operating partnership formed to own and operate business parks in which PSI has an approximate 85% economic interest. The general partner of AOPPLP is PSCPG, now known as American Office Park Properties, Inc.

                  Each Management Agreement, as amended in February 1995, provides that the agreement will expire in February 2002 provided that in February of each year it shall be automatically extended for one year (thereby maintaining a seven-year term) unless either party notifies the other that the Management Agreement is not being extended, in which case it expires, on the first anniversary of its then scheduled expiration date. Each Management Agreement may also be terminated by either party for cause, but if terminated for cause by the Company, the Company retains the rights to use the service marks and related designs until the then scheduled expiration date, if applicable, or otherwise a date seven years after such termination.

                  In August 1995, the Management Agreement for the mini-warehouse facilities was amended to provide that upon demand from PSI made prior to December 15, 1995, the Company agreed to prepay (within 15 days after such demand) up to 12 months of management fees (based on the management fees for the comparable period during the calendar year immediately preceding such prepayment) discounted at the rate of 14% per year to compensate for early payment. In November 1995, the Company prepaid, to PSI, 8 months of 1996 management fees at a cost of $207,000. The amount has been expensed as management fees paid to affiliate during 1996.

4.       SHAREHOLDERS' EQUITY

                  Series A shares are entitled to all distributions of cash from sale or refinancing and participate ratably with the Convertible Series B shares in distributions of cash flow from operations. The Convertible Series C shares (prior to conversion into Series A shares) will not participate in any distributions.

                  The Convertible Series B shares and Convertible Series C shares will convert automatically into Series A shares on a share-for-share basis (the "Conversion") when (A) the sum of (1) all cumulative dividends and other distributions from all sources paid with respect to the Series A shares (including liquidating distributions, but not including payments made to redeem such stock other than in liquidation) and (2) the cumulative Partnership distributions from all sources with respect to all units equals (B) the product of $20 multiplied by the number of the then outstanding "Original Series A shares". The term "Original Series A shares" means the Series A shares issued in the Reorganization. Through December 31, 1996, the Company has made and declared cumulative cash distributions of approximately $13,183,000 with respect to the Series A shares. Accordingly, assuming no repurchases or redemptions of Series A shares after December 31, 1996, Conversion will occur when $47,284,000 in additional distributions with respect to the Series A shares have been made. Such amount exceeds the balance in shareholders' equity at December 31, 1996.

               Assuming liquidation of the Company at its net book value at December 31, 1996 and 1995, each Series of common shares would receive the following as a liquidating distribution:

                                                       1996              1995
                                                   ------------     ------------
         Series A                                   $46,957,000      $48,506,000
         Convertible Series B                             3,000            3,000
         Convertible Series C                             8,000            8,000
                                                   ------------     ------------
         Total                                      $46,968,000      $48,517,000
                                                   ============     ============

               The Series A shares, Convertible Series B shares and Convertible Series C shares have equal voting rights. The holders of the Convertible Series B and Convertible Series C shares have agreed to vote along with the majority of the unaffiliated Series A shareholders on matters other than control of the Company and its business.

               The Company's Board of Directors has authorized the Company to purchase up to 500,000 shares of the Company's Series A common stock. As of December 31, 1996, the Company had purchased and retired 233,700 shares of Series A stock, of which 68,000 and 110,000 were purchased and retired in 1996 and 1995, respectively.

               For Federal income tax purposes, all distributions declared by the Board of Directors in 1996, 1995 and 1994 were ordinary income.

5.        NOTE PAYABLE TO BANK

               The Company has an unsecured revolving credit facility with a bank for borrowings up to $6,000,000 for working capital purposes and to repurchase the Company's stock. Outstanding borrowings on the credit facility which, at the Company's option, bear interest at either the bank's prime rate plus .25% or the bank's LIBOR rate plus 2.25%, will convert to a term loan on April 1, 1997. Interest is payable monthly until maturity. Principal will be payable quarterly beginning on April 1, 1997. On January 1, 2002, the remaining unpaid principal and interest is due and payable.

               During the first quarter of 1996, the Company borrowed and repaid $450,000 on its line of credit facility. At December 31, 1996, there was no outstanding balance on the credit facility.

               Under covenants of the credit facility, the Company is (1) required to maintain a ratio of debt to net worth (as defined) of not more than .5 to 1.0, (2) required to maintain a REIT cash flow coverage ratio (as defined) measured on a year-to-date basis for each fiscal quarter of not less than 1.2 to 1.0 and (3) required to maintain a dividend cash flow coverage ratio (as defined) measured on a year- to-date basis for each fiscal quarter of not less than 1.0 to 1.0.

6.       QUARTERLY RESULTS (UNAUDITED)

               The following is a summary of unaudited quarterly results of operations:

                                                                             Three months ended
                                                        ------------------------------------------------------------
                                                        March 1996       June 1996       Sept. 1996       Dec. 1996
                                                         ----------      ----------      ----------       ----------

           Revenues                                      $2,045,000      $2,121,000      $2,157,000       $2,165,000
                                                         ----------      ----------      ----------       ----------
           Expenses                                       1,375,000       1,363,000       1,358,000        1,445,000
                                                         ----------      ----------      ----------       ----------
           Net income                                      $670,000        $758,000        $799,000         $720,000
                                                         ==========      ==========      ==========       ==========
           Primary earnings per share- Series A               $0.20           $0.23           $0.25            $0.19
                                                         ==========      ==========      ==========       ==========
           Fully diluted earnings per share- Series A         $0.16           $0.18           $0.20            $0.17
                                                         ==========      ==========      ==========       ==========

                                                                             Three months ended
                                                        ------------------------------------------------------------
                                                        March 1995       June 1995       Sept. 1995       Dec. 1995
                                                         ----------      ----------      ----------       ----------
           Revenues                                      $1,997,000      $2,051,000      $2,116,000       $2,083,000
                                                         ----------      ----------      ----------       ----------
           Expenses                                       1,442,000       1,410,000       1,272,000        1,739,000
                                                         ----------      ----------      ----------       ----------
           Net income                                      $555,000        $641,000        $844,000         $344,000
                                                         ==========      ==========      ==========       ==========
           Primary earnings per share- Series A               $0.16           $0.19           $0.25            $0.08
                                                         ==========      ==========      ==========       ==========
           Fully diluted earnings per share- Series A         $0.13           $0.15           $0.20            $0.08
                                                         ==========      ==========      ==========       ==========

                       PUBLIC STORAGE PROPERTIES XIX, INC.
                                 SCHEDULE III -
                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                  Initial Cost
                                                              -----------------------      Costs
                                                                         Bldg., Land   subsequent to
    Date                                                                    Imp &       construction
  Completed           Description           Encumbrances       Land       Equipment    (Improvements)
--------------------------------------------------------------------------------------------------------
Mini-warehouses:
    2/88      Lilburn / Arcado                   -             $357,000    $1,244,000          $68,000
    3/88      Parma / Brookpark Road             -              636,000     1,603,000           28,000
    1/89      Davie / State Road 84              -            1,011,000     2,149,000           98,000
    9/88      Allen Park / Enterprise            -              490,000     1,662,000           19,000
    8/88      Aurora / Smokey Hill               -              918,000     1,487,000           50,000
    4/89      San Diego / 16th Street            -            2,349,000     3,168,000          150,000
    1/89      Sterling Heights / Mound           -              538,000     1,604,000            8,000
    3/89      Los Angeles / Boyle Ave            -            1,127,000     2,207,000           49,000
    8/88      Littleton / Kipling                -              569,000     1,018,000           26,000
    4/89      Sacramento / 57th Street           -              604,000     1,301,000           32,000
    1/90      Los Angeles / Burchard             -            1,531,000     2,603,000           48,000
    3/90      Miami Sw 28th Lane                 -            1,389,000     2,845,000          106,000

Business Parks:
    5/89      San Ramon/ Norris Canyon           -            2,470,000     3,695,000        1,423,000

Combination:
     (1)      Fairfax / Alban Rd                 -            3,802,000    11,425,000        3,800,000
                                          --------------------------------------------------------------
                                                 -          $17,791,000   $38,011,000       $5,905,000
                                          ==============================================================

                                           Gross Carrying Amount At December 31, 1996
                                           ------------------------------------------                      Depreciation in
                                                           Bldg., Land                                      Latest Income
    Date                                                     Imp &                        Accumulated      Statements is
  Completed           Description              Land         Equipment       Total         Depreciation        Computed
------------------------------------------------------------------------------------------------------------------------------
Mini-warehouses:
    2/88      Lilburn / Arcado                  $357,000      $1,312,000     $1,669,000         ($440,000)    5-25 Years
    3/88      Parma / Brookpark Road             636,000       1,631,000      2,267,000          (570,000)    5-25 Years
    1/89      Davie / State Road 84            1,011,000       2,247,000      3,258,000          (710,000)    5-25 Years
    9/88      Allen Park / Enterprise            490,000       1,681,000      2,171,000          (500,000)    5-25 Years
    8/88      Aurora / Smokey Hill               918,000       1,537,000      2,455,000          (502,000)    5-25 Years
    4/89      San Diego / 16th Street          2,349,000       3,318,000      5,667,000          (986,000)    5-25 Years
    1/89      Sterling Heights / Mound           538,000       1,612,000      2,150,000          (470,000)    5-25 Years
    3/89      Los Angeles / Boyle Ave          1,127,000       2,256,000      3,383,000          (694,000)    5-25 Years
    8/88      Littleton / Kipling                569,000       1,044,000      1,613,000          (355,000)    5-25 Years
    4/89      Sacramento / 57th Street           604,000       1,333,000      1,937,000          (412,000)    5-25 Years
    1/90      Los Angeles / Burchard           1,531,000       2,651,000      4,182,000          (698,000)    5-25 Years
    3/90      Miami Sw 28th Lane               1,389,000       2,951,000      4,340,000          (786,000)    5-25 Years

Business Parks:
    5/89      San Ramon/ Norris Canyon         2,470,000       5,118,000      7,588,000        (2,317,000)    5-25 Years

Combination:
     (1)      Fairfax / Alban Rd               3,802,000      15,225,000     19,027,000        (4,200,000)    5-25 Years
                                          -----------------------------------------------------------------
                                             $17,791,000     $43,916,000    $61,707,000      ($13,640,000)
                                          =================================================================

 (1) Completion dates for mini-warehouse and business park were 3/90 and 10/90, respectively.

                       PUBLIC STORAGE PROPERTIES XIX, INC.
                           REAL ESTATE RECONCILIATION
                            SCHEDULE III (CONTINUED)


(a) The following is a reconciliation of costs and related accumulated depreciation.


                              COSTS RECONCILIATION

                                                                            Years Ended December 31,
                                                         ----------------------------------------------------------------
                                                                 1996                 1995                 1994
                                                         ----------------------------------------------------------------

Balance at the beginning of the period                         $61,316,000          $61,173,000          $61,236,000

Additions during the period:

   Improvements                                                    479,000              281,000              259,000

Deductions during the period:                                      (88,000)            (138,000)            (322,000)
                                                         ----------------------------------------------------------------

Balance at the close of the period                             $61,707,000          $61,316,000          $61,173,000
                                                         ================================================================



                     ACCUMULATED DEPRECIATION RECONCILIATION


                                                                            Years Ended December 31,
                                                         ----------------------------------------------------------------
                                                                 1996                 1995                 1994
                                                         ----------------------------------------------------------------

Balance at the beginning of the period                         $11,887,000           $9,981,000           $8,046,000

Additions during the period:

   Depreciation                                                  1,839,000            2,044,000            2,234,000

Deductions during the period:                                      (86,000)            (138,000)            (299,000)
                                                         ----------------------------------------------------------------

Balance at the close of the period                             $13,640,000          $11,887,000           $9,981,000
                                                         ================================================================




(b) The aggregate depreciable cost of real estate (excluding land) for Federal income tax purposes is $41,630,000.

                       PUBLIC STORAGE PROPERTIES XIX, INC.

                                  EXHIBIT INDEX
                                  (Item 14(c))

3.1 Articles of Incorporation. Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.

3.2 Certificate of Amendment of Articles of Incorporation. Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.

3.3 Amended and Restated Bylaws. Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.

3.4 Amendments to Bylaws Adopted on July 30, 1992. Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference.

10.1 Amended Management Agreement dated February 21, 1995 between the Company and Public Storage Management, Inc. Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

10.2      Amended  Management  Agreement  dated  February  21, 1995  between the
          Company and Public Storage Commercial Properties Group, Inc. Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

10.3 Amendment to Amended Management Agreement dated August 8, 1995 between the Company, Public Storage Management, Inc. and Storage Equities, Inc. Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1995 and incorporated herein by reference.

10.4 Credit Agreement between the Company and Wells Fargo Bank National Association dated January 1, 1992. Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 and incorporated herein by reference.

10.5 Revolving Credit and Term Loan Agreement between the Company and Manufacturers Bank dated December 22, 1995. Previously filed with the Securities and Exchange Commission as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference.

27        Financial Data Schedule. Filed herewith.