Form 10-K405/A
period 1996-12-31
PUBLIC STORAGE PROPERTIES XIX INC
filed 1997-04-30
CIK 870905

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                               FORM 10-K/A

                             AMENDMENT NO. 1


   [X]  Annual Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 [Fee Required]

        For the fiscal year ended       December 31, 1996
                                        -----------------

                                     or
   [  ] Transition Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 [No Fee Required]

        For the transition period from           to
                                       ----------   ----------

        Commission File Number:         1-10913
                                        -------

                  PUBLIC STORAGE PROPERTIES XIX, INC.
                  -----------------------------------
         (Exact name of registrant as specified in its charter)

        California                        95-4325981
        ----------                        ----------
   (State or other jurisdiction of        (I.R.S. Employer
    incorporation or organization)        Identification Number)

   701 Western Avenue
   Glendale, California                        91201-2397
   ---------------------------------------     ----------
   (Address of principal executive offices)    (Zip Code)

   Registrant's telephone number,
   including area code:                   (818) 244-8080
                                          --------------

   Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange
   Title of each class                  on which registered
   -------------------                  ---------------------
   Common Stock Series A,               American Stock Exchange
   $.01 par value

   Securities registered pursuant to Section 12(g) of the Act:

                                  None
                           ------------------
                            (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
   requirements for the past 90 days.   [ X ] Yes   [   ] No

   Item 10. Directors and Executive Officers of the Company.
            ------------------------------------------------

             Public Storage Properties XIX, Inc. (the "Company") was formed in December 1990 for the purpose of succeeding to the business of Public Storage Properties XIX, Ltd., a California Limited Partnership (the "Partnership") in a reorganization transaction (the "Reorganization"). The Partnership's general partners (the "General Partners") were PSI Associates II, Inc. and B. Wayne Hughes. The Reorganization was effective on October 30, 1991 and subsequently, the Partnership was dissolved. The Company has elected to be taxed as a real estate investment trust ("REIT") for federal income tax purposes.

             In 1995, there were a series of mergers among Public Storage Management, Inc. (which was the Company's mini-warehouse property operator) ("PSMI"), Public Storage, Inc. and their affiliates, culminating in the November 16, 1995 merger (the "PSMI Merger") of PSMI into Storage Equities, Inc. As a result of the PSMI Merger, Storage Equities, Inc. was renamed Public Storage, Inc. ("PSI") and PSI acquired substantially all of the United States real estate operations of PSMI and became the operator of the Company's mini-warehouse properties.

             Set forth below is information regarding the directors and executive officers of the Company:

         Name                     Positions

   B. Wayne Hughes                Chairman of the Board and Chief Executive
                                  Officer

   Harvey Lenkin                  President

   David P. Singelyn              Vice President and Chief Financial Officer

   David Goldberg                 Vice President and General Counsel

   A. Timothy Scott               Vice President and Tax Counsel

   Obren B. Gerich                Vice President and Secretary

   Hugh W. Horne                  Vice President

   Vern O. Curtis                 Director

   Jack D. Steele                 Director

             B. Wayne Hughes, age 63, has been Chairman of the Board and Chief Executive Officer of the Company since its inception in 1990. Mr. Hughes has been Chairman of the Board and Chief Executive Officer since 1990 of Public Storage Properties XI, Inc., Public Storage Properties XVI, Inc., Public Storage Properties XVII, Inc., Public Storage Properties XVIII, Inc. and Public Storage Properties XX, Inc. (collectively, the "Public Storage REITs"), real estate investment trusts organized by an affiliate of PSMI. He has been a director of PSI, the Company's mini-warehouse property operator, since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes was an officer and director of affiliates of PSMI and a director of PSMI until November 1995. From 1989-90 until the respective dates of merger, he was Chairman of the Board and Chief Executive Officer of Public Storage Properties VI, Inc., Public Storage Properties VII, Inc., Public Storage Properties VIII, Inc., Public Storage Properties IX, Inc. ("PSP9"), Public Storage Properties X, Inc. ("PSP10"), Public Storage Properties XII, Inc. ("PSP12"), Public Storage Properties XIV, Inc. ("PSP14"), Public Storage Properties XV, Inc. ("PSP15"), PS Business Parks, Inc. ("PSBP"), Partners Preferred Yield, Inc. ("PPY"), Partners Preferred Yield II, Inc. ("PPY2"), Partners Preferred Yield III, Inc. ("PPY3") and Storage Properties, Inc. ("SPI") (collectively, the "Merged Public Storage REITs"), affiliated REITs that were merged into PSI between September 1994 and April 1997. He has been active in the real estate investment field for over 25 years.

             Harvey Lenkin, age 61, has been President of the Company since its inception in 1990. He has been President of the Public Storage REITs since 1990. Mr. Lenkin became President and a director of PSI in November 1991. He was an officer and director of PSMI and its affiliates until November 1995. Mr. Lenkin was President of the Merged Public Storage REITs from 1989-90 until the respective dates of merger and was also a director of SPI from 1989 until June 1996.

             David P. Singelyn, age 35, a certified public accountant, was Controller of the Company from November 1995 until December 1996 when he became Vice President and Chief Financial Officer. Mr. Singelyn was Controller of the Public Storage REITs from November 1995 until December 1996 when he became Vice President and Chief Financial Officer. In November 1995, he became Vice President and Treasurer of PSI. Mr. Singelyn was employed by affiliates of PSMI from 1989 until November 1995. He was Vice President and Controller of SPI from 1991 until June 1996. From 1987 to 1989, Mr. Singelyn was Controller of Winchell's Donut Houses, L.P.

             David Goldberg, age 47, became Vice President and General Counsel of the Company in December 1995. Mr. Goldberg became Senior Vice President and General Counsel of PSI in November 1995 and Vice President and General Counsel of the Public Storage REITs in December 1995. He joined PSMI's legal staff in June 1991, rendering services on behalf of PSI, PSMI, the Company and the Public Storage REITs. From December 1982 until May 1991, he was a partner in the law firm of Sachs & Phelps, then counsel to PSI and PSMI.

             A. Timothy Scott, age 45, became Vice President and Tax Counsel of the Company in November 1996. Mr. Scott became Senior Vice President and Tax Counsel of PSI and Vice President and Tax Counsel of the Public Storage REITs in November 1996. From June 1991 until joining PSI, he practiced tax law as a shareholder of the law firm of Heller, Ehrman, White & McAuliffe, counsel to PSI and PSMI. Prior to June 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI and PSMI.

             Obren B. Gerich, age 58, a certified public accountant, has been Vice President and Secretary of the Company since its inception in 1990 and was Chief Financial Officer until November 1995. Mr. Gerich has been Vice President and Secretary of the Public Storage REITs since 1990 and was Chief Financial Officer until November 1995. He has been a Vice President of PSI since 1980, became Senior Vice President of PSI in November 1995 and was Chief Financial Officer of PSI until November 1991. Mr. Gerich was an officer and director of PSMI and its affiliates until November 1995. He was Vice President and Secretary of the Merged Public Storage REITs from 1989-90 until the respective dates of merger.

             Hugh W. Horne, age 52, has been a Vice President of the Company and of the Public Storage REITs since June 1993. Mr. Horne has been a Vice President of PSI since 1980 and was Secretary of PSI from 1980 until February 1992 and became Senior Vice President of PSI in November 1995. He is responsible for managing all aspects of property acquisition for PSI. Mr. Horne was an officer and director of affiliates of PSMI and an officer of PSMI until November 1995. He was a Vice President of SPI from 1989 until June 1996 and of the other Merged Public Storage REITs from June 1993 until the respective dates of merger.

             Vern O. Curtis, age 62, Chairman of the Audit Committee, is a private investor. Mr. Curtis has been a director of the Company since its inception in 1990. Mr. Curtis has also been a director of the Public Storage REITs since 1990. Mr. Curtis is also a director of the Pimco Funds, Pimco Commercial Mortgage Securities Trust, Inc. and Fresh Choice, Inc. He was a director of the Merged Public Storage REITs from 1989-90 until the respective dates of merger. Mr. Curtis was Dean of Business School of Chapman College from 1988 to 1990 and President and Chief Executive Officer of Denny's, Inc. from 1980 to 1987.

             Jack D. Steele, age 73, a member of the Audit Committee, has been a director of the Company since its inception in 1990. Mr. Steele has also been a director of the Public Storage REITs since 1990. He is also a director of Rohr, Inc. Mr. Steele is a business consultant. He was a director of the Merged Public Storage REITs from 1989-90 until the respective dates of merger. Mr. Steele was Chairman - Board Services of Korn/Ferry International from 1986 to 1988 and Dean of School of Business and Professor at the University of Southern California from 1975 to 1986.

   Item 11.  Executive Compensation.
             -----------------------

   Compensation of Directors
   -------------------------

             Each of the Company's directors, other than B. Wayne Hughes, receives director's fees of $2,000 per year plus $200 for each meeting attended. In addition, each of the members of the Audit Committee receives $100 for each meeting of the Audit Committee attended. The policy of the Company is to reimburse directors for reasonable expenses.

   Compensation of Executive Officers
   ----------------------------------

             Set forth below is certain compensation relating to B. Wayne Hughes, the Company's Chief Executive Officer. The Company has no executive officer who earned $100,000 or more in 1996 for services rendered to the Company.

                         Summary Compensation Table

                                                     Annual Compensation

   Name and Principal Position           Year             Salary

   B. Wayne Hughes                       1996             $2,000
   Chairman of the Board and             1995              2,000
     Chief Executive Officer             1994              2,000

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

             The Company does not have a compensation committee. Mr. Hughes, the Chief Executive Officer of the Company, is a member of the Board of Directors. Mr. Hughes is a director and the chief executive officer of the five Public Storage REITs (and during all or part of 1996, Mr. Hughes was a director and the chief executive officer of PSP9, PSP10, PSP12, PSP14, PSP15, PSBP, PPY, PPY2 and PPY3). Mr. Hughes also is the chief executive officer and a director of PSI, of which Harvey Lenkin, President of the Company, is the president and a director (and until June 1996, Mr. Hughes was also a director and the chief executive officer of SPI, of which Mr. Lenkin was the president and a director). Neither PSI nor any of the five Public Storage REITs has (nor did PSP9, PSP10, PSP12, PSP14, PSP15, PSBP, PPY, PPY2, PPY3 or SPI have) a compensation committee.

   Certain Relationships and Related Transactions
   ----------------------------------------------

             Management Agreements. The Company has a Management Agreement with PSI pursuant to which the Company pays PSI a fee of 6% of the gross revenues of the mini-warehouse spaces operated for the Company. During 1996, the Company paid or accrued fees of $125,000 to PSI pursuant to the Management Agreement, exclusive of the prepayment made by the Company to PSI in November 1995 of eight months of 1996 management fees at a cost of $207,000.

             Through 1996, the Company's commercial properties were managed by Public Storage Commercial Properties Group, Inc. ("PSCP") pursuant to a Management Agreement which provides for the payment of a fee by the Company of 5% of the gross revenues of the commercial space operated for the Company. During 1996, the Company paid or accrued $118,000 to PSCP pursuant to the Management Agreement. PSI has a 95% economic interest in PSCP (represented by nonvoting preferred stock) and B. Wayne Hughes and members of his family (the "Hughes Family") had a 5% economic interest in PSCP (represented by voting common stock) until December 1996, when the Hughes Family sold its interest to Ronald L. Havner, Jr., formerly Senior Vice President and Chief Financial Officer of PSI, who became the Chief Executive Officer of PSCP. PSCP issued additional voting common stock to two other unaffiliated investors. In January 1997, American Office Park Properties, L.P. ("AOPPLP") became the manager of the Company's commercial properties pursuant to the Management Agreement. AOPPLP is an operating partnership formed to own and operate business parks in which PSI has an approximate 85% economic interest. The general partner of AOPPLP is PSCP, now known as American Office Park Properties, Inc.

             Each Management Agreement, as amended in February 1995, provides that the Management Agreement will expire in February 2002 provided that in February of each year it shall be automatically extended for one year (thereby maintaining a seven-year term) unless either party notifies the other that the Management Agreement is not being extended, in which case it expires, on the first anniversary of its then scheduled expiration date. Each Management Agreement may also be terminated by either party for cause.

             Proposed Merger. In April 1997, the Company and PSI agreed, subject to certain conditions, to merge. Upon the merger, each outstanding share of the Company's Common Stock Series A (other than shares held by PSI or by holders of the Company's Common Stock Series A ("Series A Shareholders") who have properly exercised dissenters' rights under California law ("Dissenting Shares")) will be converted into the right to receive cash, PSI common stock or a combination of the two, as follows: (i) with respect to a certain number of shares of the Company's Common Stock Series A (not to exceed 20% of the outstanding Common Stock Series A of the Company, less any Dissenting Shares), upon a Series A Shareholder's election, $16.72 in cash, subject to reduction as described below or (ii) that number (subject to rounding) of shares of PSI common stock determined by dividing $16.72, subject to reduction as described below, by the average of the per share closing prices on the New York Stock Exchange of PSI common stock during the 20 consecutive trading days ending on the fifth trading day prior to the special meeting of the Company's shareholders. The consideration paid by PSI to the Series A Shareholders in the merger will be reduced by the amount of cash distributions required to be paid to the Series A Shareholders by the Company prior to completion of the merger (estimated at $.35 per share) in order to satisfy the Company's REIT distribution requirements ("Required REIT Distributions"). The consideration received by the Series A Shareholders in the merger, however, along with any Required REIT Distributions, will not be less than $16.72 per share of the Company's Common Stock Series A, which amount represents the interest of the Series A Shareholders in the market value of the Company's real estate assets at March 17, 1997 (based on an independent appraisal) and the interest of the Series A Shareholders in the estimated net asset value of its other assets at June 30, 1997. Additional distributions will be made to the Series A Shareholders to cause the Company's estimated net asset value allocable to the Series A Shareholders as of the date of the merger to be substantially equivalent to $16.72 per share. Upon the merger, each share of the Company's Common Stock
   Series B and Common Stock Series C (other than shares held by PSI) would be converted (or deemed to be converted) into the right to receive $1.41 in PSI common stock (valued as in the case of the Company's Common Stock Series A) plus (i) any additional distributions equal to the amount by which the Company's estimated net asset value allocable to the holders of the Company's Common Stock Series B and C as of the date of the merger exceeds $1.41 per share and (ii) the estimated Required REIT Distributions payable to the holders of the Company's Common Stock
   Series B of $.35 per share. The common stock of the Company held by PSI will be canceled in the merger. The merger is conditioned on, among other requirements, approval by PSI's board of directors, receipt of a satisfactory fairness opinion by the Company and approval by the Company's shareholders. It is expected that the merger will close in the second half of 1997. PSI and B. Wayne Hughes own 42.2% of the total combined shares of the Company's Common Stock Series A, B and C (the "Total Company Common Stock"). The Company's executive officers and directors, excluding B. Wayne Hughes, own an additional 0.09% of the Total Company Common Stock and members of B. Wayne Hughes' family own an additional 0.1% of the Total Company Common Stock.

   Item 12.  Security Ownership of Certain Beneficial Owners and Management.
             ---------------------------------------------------------------

   Security Ownership of Certain Beneficial Owners
   -----------------------------------------------

             The following table sets forth information with respect to the only person known to the Company to be the beneficial owner of more than 5% of the Company's outstanding shares of Common Stock Series A, Common Stock Series B and Common Stock Series C (the "Common Stock") (or Common Stock Series A):

                                        Shares of Common Stock,
                                        $.01 Par Value,
                                        Beneficially Owned as of
                                        April 15, 1997(1)
                                        ---------------------------------
                                        Number
   Name and Address                     of Shares(2)(3)         Percent

   PSI                                  A:   646,796(4)         A:  21.4%
   701 Western Avenue, Suite 200        B:   283,224(4)         B: 100.0%
   Glendale, California 91201-2397      C:   802,466(4)         C: 100.0%
                                           ---------               -----
                                           1,732,486(4)(5)          42.2%
   _______________

   (Footnotes to the table are set forth following the table under "Security Ownership of Management" below).

   Security Ownership of Management
   --------------------------------

             The following table sets forth information concerning the security ownership of each director of the Company (including B. Wayne Hughes, the only executive officer named under Item 11) and of all directors and executive officers of the Company as a group:

                                        Shares of Common Stock,
                                        $.01 Par Value,
                                        Beneficially Owned as of
                                        April 15, 1997(1)
                                        ---------------------------------
                                        Number
   Name                                 of Shares(2)(3)          Percent

   B. Wayne Hughes                      A:   1,751(6)                (7)

   Vern O. Curtis                       A:   1,500                   (7)

   Jack D. Steele                       A:   2,100(8)                (7)

   All Directors and Executive          A:   5,351(6)(8)         A:  0.2%
    Officers as a Group
    (nine persons)
   _______________

   (1) Except as otherwise indicated and subject to applicable community property and similar statutes, the persons listed as beneficial owners of the shares have sole voting and investment power with respect to the shares.

   (2) Capital letters "A", "B" and "C" denote share information with respect to Common Stock Series A, Common Stock Series B and Common Stock Series C, respectively.

   (3) The Company's Articles of Incorporation provide that the Common Stock Series B and Common Stock Series C will convert automatically into Common Stock Series A on a share-for-share basis when (A) the sum of
       (1) all cumulative dividends and other distributions from all sources paid with respect to the Common Stock Series A (including liquidating distributions, but not including payments made to redeem such stock other than in liquidation) and (2) the cumulative Partnership distributions from all sources with respect to all Partnership units (including the General Partners' 1% interest) equals (B) the product of $20 multiplied by the number of then outstanding "Original
       Series A Shares." The term "Original Series A Shares" means the shares of Common Stock Series A issued in the Reorganization.

   (4) Includes (i) 646,145 shares of Common Stock Series A, 283,224 shares of Common Stock Series B and 802,466 shares of Common Stock Series C owned by PSI as to which PSI has sole voting and dispositive power and (ii) 651 shares of Common Stock Series A which PSI has an option to acquire (together with other securities) from B. Wayne Hughes as trustee of the B.W. Hughes Living Trust and as to which PSI has sole voting power (pursuant to an irrevocable proxy) and no dispositive power.

   (5) Includes Common Stock Series A, Common Stock Series B and Common Stock Series C.

   (6) Includes (i) 651 shares of Common Stock Series A owned by B. Wayne Hughes as trustee of the B.W. Hughes Living Trust as to which Mr. Hughes has sole dispositive power and no voting power; PSI has an option to acquire these shares and an irrevocable proxy to vote these shares (see footnote (4) above), and (ii) 1,100 shares of Common Stock Series A owned by B. Wayne Hughes' wife as trustee FBO Parker Hughes Trust dtd 3/7/91.

   (7) Less than 0.1%.

   (8) Includes 1,100 shares of Common Stock Series A held by a bank custodian of a simplified employee pension for the benefit of Mr. Steele and 1,000 shares of Common Stock Series A held by a bank custodian of an individual retirement account for the benefit of Mrs. Marion L. Steele (Mr. Steele's wife).

   Item 13.  Certain Relationships and Related Transactions.
             -----------------------------------------------

             See "Compensation Committee Interlocks and Insider
   Participation -- Certain Relationships and Related Transactions" under
   Item 11.

                                  SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     PUBLIC STORAGE PROPERTIES XIX, INC.
                                          (Registrant)


   Dated:  April 30, 1997            By:  /s/OBREN B. GERICH
                                          ----------------------
                                          Name:  Obren B. Gerich
                                          Title: Vice President