Form 10-Q
period 1997-03-31
PUBLIC STORAGE PROPERTIES XIX INC
filed 1997-05-14
CIK 870905

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                               ---------------    ---------------

Commission File Number 1-10913
                       -------

                       PUBLIC STORAGE PROPERTIES XIX, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            California                                            95-4325981
-------------------------------------------          -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                        Identification Number)

       701 Western Avenue
       Glendale, California                                       91201-2397
-------------------------------------------          -----------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:           (818) 244-8080
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

                                    Yes X No
                                       ---  ---

The number of shares outstanding of the Company's classes of common stock as of March 31, 1997:

               3,023,371 shares of $.01 par value Series A shares
                283,224 shares of $.01 par value Series B shares 802,466 shares of $.01 par value Series C shares
               --------------------------------------------------

                                      INDEX




                                                                       Page
                                                                       ----
PART I.   FINANCIAL INFORMATION

   Condensed Balance Sheets at March 31, 1997
     and December 31, 1996                                               2

   Condensed Statements of Income for the three
     months ended March 31, 1997 and 1996                                3

   Condensed Statement of Shareholders' Equity for the
     three months ended March 31, 1997                                   4

   Condensed Statements of Cash Flows for the
     three months ended March 31, 1997 and 1996                          5

   Notes to Condensed Financial Statements                             6-7

   Management's Discussion and Analysis of
     Financial Condition and Results of Operations                     8-9

PART II.  OTHER INFORMATION                                          10-11




                       PUBLIC STORAGE PROPERTIES XIX, INC.
                            CONDENSED BALANCE SHEETS

                                                                                  March 31,          December 31,
                                                                                    1997                 1996
                                                                               ---------------    ----------------
                                                                                (Unaudited)
                                     ASSETS
                                     ------

Cash and cash equivalents                                                           $847,000          $1,232,000
Rent and other receivables                                                           110,000             115,000
Prepaid expenses                                                                      93,000             113,000

Real estate facilities at cost:
   Building, land improvements and equipment                                      43,988,000          43,916,000
   Land                                                                           17,791,000          17,791,000
                                                                               ---------------    ----------------
                                                                                  61,779,000          61,707,000

   Less accumulated depreciation                                                 (14,067,000)        (13,640,000)
                                                                               ---------------    ----------------
                                                                                  47,712,000          48,067,000
                                                                               ---------------    ----------------

Total assets                                                                     $48,762,000         $49,527,000
                                                                               ===============    ================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Accounts payable                                                                    $745,000            $644,000
Dividends payable                                                                    595,000           1,686,000
Advance payments from renters                                                        251,000             229,000

Shareholders' equity:

   Series A common, $.01 par value, 4,342,762 shares authorized,
     3,023,371 shares issued and outstanding in 1997 and 1996                         30,000              30,000
   Convertible Series B common, $.01 par value,
     283,224 shares authorized, issued and outstanding                                 3,000               3,000
   Convertible Series C common, $.01 par value,
     802,466 shares authorized, issued and outstanding                                 8,000               8,000

   Paid-in-capital                                                                53,652,000          53,652,000
   Cumulative net income                                                           8,435,000           7,637,000
   Cumulative distributions                                                      (14,957,000)        (14,362,000)
                                                                               ---------------    ----------------

   Total shareholders' equity                                                     47,171,000          46,968,000
                                                                               ---------------    ----------------
Total liabilities and shareholders' equity                                       $48,762,000         $49,527,000
                                                                               ===============    ================

                            See accompanying notes.
                                       2



                       PUBLIC STORAGE PROPERTIES XIX, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                            Three Months Ended
                                                                                March 31,
                                                                      -----------------------------------
                                                                          1997                   1996
                                                                      ----------------   ----------------

REVENUES:

Rental income                                                          $2,144,000             $2,040,000
Interest income                                                             6,000                  5,000
                                                                      ----------------   ----------------
                                                                        2,150,000              2,045,000
                                                                      ----------------   ----------------

COSTS AND EXPENSES:

Cost of operations                                                        747,000                746,000
Management fees paid to affiliates                                        122,000                107,000
Depreciation                                                              427,000                465,000
Administrative                                                             54,000                 51,000
Interest expense                                                            2,000                  6,000
                                                                      ----------------   ----------------
                                                                        1,352,000              1,375,000
                                                                      ----------------   ----------------

NET INCOME                                                               $798,000               $670,000
                                                                      ================   ================


Primary earnings per share - Series A                                       $0.25                  $0.20
                                                                      ================   ================
Fully diluted earnings per share - Series A                                 $0.19                  $0.16
                                                                      ================   ================

Dividends declared per share:
  Series A                                                                  $0.18                  $0.18
                                                                      ================   ================
  Series B                                                                  $0.18                  $0.18
                                                                      ================   ================

Weighted average Common shares outstanding:
  Primary - Series A                                                    3,023,371              3,074,404
                                                                      ================   ================
  Fully diluted - Series A                                              4,109,061              4,160,094
                                                                      ================   ================

                            See accompanying notes.
                                       3




                       Public Storage Properties XIX, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)


                                                                       Convertible                 Convertible
                                            Series A                     Series B                    Series C
                                      Shares        Amount         Shares        Amount        Shares        Amount
                                   ------------- -------------- ------------- ------------- ------------- -------------

Balances at December 31, 1996         3,023,371        $30,000       283,224        $3,000       802,466        $8,000

Net income

Cash distributions declared:
 $.18 per share - Series A
 $.18 per share - Series B
                                   ------------- -------------- ------------- ------------- ------------- -------------

Balances at March 31, 1997            3,023,371        $30,000       283,224        $3,000       802,466        $8,000
                                   ============= ============== ============= ============= ============= =============





                       Public Storage Properties XIX, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)


                                                   Cumulative                       Total
                                      Paid-in         net         Cumulative    shareholders'
                                      capital        income     distributions      equity
                                    ------------- ------------- --------------- --------------

Balances at December 31, 1996        $53,652,000    $7,637,000   ($14,362,000)    $46,968,000

Net income                                             798,000                        798,000

Cash distributions declared:
 $.18 per share - Series A                                           (544,000)      (544,000)
 $.18 per share - Series B                                            (51,000)       (51,000)
                                    ------------- ------------- --------------- --------------

Balances at March 31, 1997           $53,652,000    $8,435,000   ($14,957,000)    $47,171,000
                                    ============= ============= =============== ==============

                            See accompanying notes.
                                       4



                       PUBLIC STORAGE PROPERTIES XIX, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    Three Months Ended
                                                                                        March 31,
                                                                       ---------------------------------------------
                                                                               1997                   1996
                                                                       -------------------   -----------------------
                                                                                                   (Restated)
Cash flows from operating activities:

     Net income                                                                  $798,000               $670,000

     Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation                                                                 427,000                465,000
     Decrease in rent and other receivables                                         5,000                  1,000
     Decrease (increase) in prepaid expenses                                       20,000                 (1,000)
     Amortization of prepaid management fees                                            -                 78,000
     Increase in accounts payable                                                 101,000                 38,000
     Increase in advance payments from renters                                     22,000                 14,000
                                                                       -------------------   -----------------------
         Total adjustments                                                        575,000                595,000
                                                                       -------------------   -----------------------
         Net cash provided by operating activities                              1,373,000              1,265,000
                                                                       -------------------   -----------------------

Cash flows from investing activities:

     Additions to real estate facilities                                          (72,000)               (19,000)
                                                                       -------------------   -----------------------
         Net cash used in investing activities                                    (72,000)               (19,000)
                                                                       -------------------   -----------------------

Cash flows from financing activities:

     Distributions paid to shareholders                                        (1,686,000)            (1,621,000)
     Borrowing on credit facility                                                 300,000                450,000
     Repayment of borrowing on credit facility                                   (300,000)              (450,000)
     Purchase of Company Series A common stock                                          -               (338,000)
                                                                       -------------------   -----------------------
         Net cash used in financing activities                                 (1,686,000)            (1,959,000)
                                                                       -------------------   -----------------------
Net decrease in cash and cash equivalents                                        (385,000)              (713,000)

Cash and cash equivalents at the beginning of the period                        1,232,000              1,296,000
                                                                       -------------------   -----------------------
Cash and cash equivalents at the end of the period                               $847,000               $583,000
                                                                       ===================   =======================

                            See accompanying notes.
                                       5

                       PUBLIC STORAGE PROPERTIES XIX, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Company's Form 10-K for the year ended December 31, 1996.

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Company's financial position at March 31, 1997 and December 31, 1996, the results of its operations for the three months ended March 31, 1997 and 1996 and its cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results expected for the full year.

4. Certain prior year amounts have been reclassified in order to conform with current year presentation.

5. The Company has an unsecured revolving credit facility with a bank for borrowings up to $6,000,000. Outstanding borrowings on the credit facility, at the Company's option, bear interest at either the bank's prime rate plus .25% or the bank's LIBOR rate plus 2.25%. Interest is payable monthly until maturity. On January 1, 2002, the remaining unpaid principal and interest is due and payable. During the first quarter of 1997, the Company borrowed and repaid $300,000 on its line of credit facility. At March 31, 1997, there was no outstanding balance on the credit facility. In May 1997, the Company terminated its line of credit facility.

6. In April 1997, the Company and Public Storage, Inc. ("PSI") agreed, subject to certain conditions, to merge. Upon the merger, each outstanding share of the Company's common stock series A (other than shares held by PSI or by holders of the Company's common stock series A ("Series A Shareholders") who have properly exercised dissenters' rights under California law ("Dissenting Shares")) will be converted into the right to receive cash, PSI common stock or a combination of the two, as follows: (i) with respect to a certain number of shares of the Company's common stock series A (not to exceed 20% of the outstanding common stock series A of the Company, less any Dissenting Shares), upon a Series A Shareholder's election, $16.72 in cash, subject to reduction as described below or (ii) that number (subject to rounding) of shares of PSI common stock determined by dividing $16.72, subject to reduction as described below, by the average of the per share closing prices on the New York Stock Exchange of PSI common stock during the 20 consecutive trading days ending on the fifth trading day prior to the special meeting of the Company's shareholders. The consideration paid by PSI to the Series A Shareholders in the merger will be reduced by the amount of cash distributions required to be paid to the Series A Shareholders by the Company prior to completion of the merger (estimated at $0.35 per share) in order to satisfy the Company's REIT distribution requirements ("Required REIT Distributions"). The consideration received by the Series A Shareholders in the merger, however, along with any Required REIT Distributions, will not be less than $16.72 per share of the Company's common stock series A, which amount represents the market value of the Company's real estate assets at March 17, 1997 (based on an independent appraisal) and interest of the Series A Shareholders in the estimated net asset value of its other assets at June 30, 1997. Additional distributions will be made to the Series A Shareholders to cause the Company's estimated net asset value allocable to the Series A Shareholders as of the date of the merger to be substantially equivalent to $16.72 per share. Upon the merger, each share of the Company's common stock series B and common stock series C (other than shares held by PSI) would be converted into the right to receive $1.41 in PSI common stock (valued as in the case of the Company's common stock series A) plus (i) any additional distributions equal to the amount by which the Company's estimated net asset value allocable to the holders of the Company's common stock series B and C as of the date of the merger exceeds $1.41 per share and (ii) the estimated Required REIT Distributions payable to the holders of the Company's common stock series B of $0.35 per share. The common stock of the Company held by PSI will be canceled in the merger. The merger is conditioned on, among other requirements, approval by the Company's shareholders. It is expected that the merger will close in June or July of 1997. PSI is the Company's mini-warehouse operator and owns 42.2% of the total combined shares of the Company's common stock series A, B and C.

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

Results of Operations.
----------------------

     The Company's net income for the three months ended March 31, 1997 and 1996 was $798,000 and $670,000, respectively, representing an increase of $128,000 or 19%. This increase is primarily the result of an increase in property net operating income (rental income less cost of operations, management fees paid to affiliates and depreciation expense).

     Rental income for the three months ended March 31, 1997 and 1996 was $2,144,000 and $2,040,000, respectively, representing an increase of $104,000 or 5%. The Company's mini-warehouse operations contributed $92,000 to the increase in rental income. The Company's four California properties contributed 47% to the increase in mini-warehouse rental income as a result of an increase in rental rates. The Company's business park operations also showed an increase in rental income generated primarily by the Company's San Ramon, California facility due to an increase in rental rates.

     The Company's mini-warehouse operations had weighted average occupancy levels of 86% and 85% for the three month periods ended March 31, 1997 and 1996, respectively. The Company's business park operations had weighted average occupancy levels of 98% and 99% for the three month periods ended March 31, 1997 and 1996, respectively.

     Cost of operations (including management fees paid to affiliates and depreciation expense) for the three months ended March 31, 1997 and 1996 was $1,296,000 and $1,318,000, respectively, representing a decrease of $22,000 or 2%. This decrease is primarily attributable to decreases in depreciation expense and repairs and maintenance costs offset by increases in payroll, management fees and advertising costs. Depreciation expense decreased due to certain assets being fully depreciated. Repairs and maintenance costs decreased due to a decrease in snow removal costs incurred in 1997 compared to 1996. Snow removal costs were higher in 1996 compared to 1997 due to higher than normal snow levels experienced at the Company's facilities located in the eastern states.

     In 1995, the Company prepaid eight months of 1996 management fees on its mini-warehouse operations discounted at a 14% effective rate to compensate for early payment. As a result, management fee expense for the three months ended March 31, 1996 was $9,000 lower than it would have been under the customary, undiscounted fee structure.

     During the three months ended March 31, 1997 and 1996, the Company incurred $2,000 and $6,000 in interest expense on its line of credit facility.

Liquidity and Capital Resources.
--------------------------------

     Cash flows from operating activities ($1,373,000 for the three months ended March 31, 1997) and cash reserves were sufficient to meet all current obligations and distributions of the Company during the three months ended March

31, 1997. Management expects cash flows from operations will be sufficient to fund capital expenditures and quarterly distributions.

     The Company has an unsecured revolving credit facility with a bank for borrowings up to $6,000,000. Outstanding borrowings on the credit facility, at the Company's option, bear interest at either the bank's prime rate plus .25% or the bank's LIBOR rate plus 2.25%. Interest is payable monthly until maturity. On January 1, 2002, the remaining unpaid principal and interest is due and payable. During the first quarter of 1997, the Company borrowed and repaid $300,000 on its line of credit facility. At March 31, 1997, there was no outstanding balance on the credit facility. In May 1997, the Company terminated its line of credit facility.

     The Company's Board of Directors has authorized the Company to purchase up to 500,000 shares of Series A common stock. As of March 31, 1997, the Company had repurchased 233,700 shares of Series A common stock, none of which were purchased in the first quarter of 1997.

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

Supplemental Information.
-------------------------

     Funds from operations (FFO) is defined by the Company, consistent with the definition of FFO by the National Association of Real Estate Investment Trusts (NAREIT), as net income (loss) (computed in accordance with generally accepted accounting principles) before depreciation and extraordinary or non-recurring items. FFO for the three months ended March 31, 1997 and 1996 was $1,225,000 and $1,135,000, respectively. FFO is presented because the Company, as well as many industry analysts, consider FFO to be one measure of the performance of the Company, ie, one that generally reflects changes in the Company's net operating income. FFO does not take into consideration scheduled principal payments on debt and capital improvements. Accordingly, FFO is not necessarily a substitute for the Company's cash flow or net income as a measure of the Company's liquidity or operating performance or ability to pay distributions. Furthermore, the NAREIT definition of FFO does not address the treatment of certain items and all REITs do not treat items the same way in computing FFO. Accordingly, comparisons of levels of FFO among REITs may not necessarily be meaningful.

Proposed Merger.
----------------

     See footnote 6 to condensed financial statements for a discussion of a proposed merger.

                           PART II. OTHER INFORMATION


ITEMS 1 through 4 are inapplicable.

ITEM 5  Other Information
        -----------------

     In April 1997, the Company and Public Storage, Inc. ("PSI") agreed, subject to certain conditions, to merge. Upon the merger, each outstanding share of the Company's common stock series A (other than shares held by PSI or by holders of the Company's common stock series A ("Series A Shareholders") who have properly exercised dissenters' rights under California law ("Dissenting Shares")) will be converted into the right to receive cash, PSI common stock or a combination of the two, as follows: (i) with respect to a certain number of shares of the Company's common stock series A (not to exceed 20% of the outstanding common stock series A of the Company, less any Dissenting Shares), upon a Series A Shareholder's election, $16.72 in cash, subject to reduction as described below or (ii) that number (subject to rounding) of shares of PSI common stock determined by dividing $16.72, subject to reduction as described below, by the average of the per share closing prices on the New York Stock Exchange of PSI common stock during the 20 consecutive trading days ending on the fifth trading day prior to the special meeting of the Company's shareholders. The consideration paid by PSI to the Series A Shareholders in the merger will be reduced by the amount of cash distributions required to be paid to the Series A Shareholders by the Company prior to completion of the merger (estimated at $0.35 per share) in order to satisfy the Company's REIT distribution requirements ("Required REIT Distributions"). The consideration received by the Series A Shareholders in the merger, however, along with any Required REIT Distributions, will not be less than $16.72 per share of the Company's common stock series A, which amount represents the market value of the Company's real estate assets at March 17, 1997 (based on an independent appraisal) and interest of the Series A Shareholders in the estimated net asset value of its other assets at June 30, 1997. Additional distributions will be made to the Series A Shareholders to cause the Company's estimated net asset value allocable to the Series A Shareholders as of the date of the merger to be substantially equivalent to $16.72 per share. Upon the merger, each share of the Company's common stock series B and common stock series C (other than shares held by PSI) would be converted into the right to receive $1.41 in PSI common stock (valued as in the case of the Company's common stock series A) plus (i) any additional distributions equal to the amount by which the Company's estimated net asset value allocable to the holders of the Company's common stock series B and C as of the date of the merger exceeds $1.41 per share and (ii) the estimated Required REIT Distributions payable to the holders of the Company's common stock series B of $0.35 per share. The common stock of the Company held by PSI will be canceled in the merger. The merger is conditioned on, among other requirements, approval by the Company's shareholders. It is expected that the merger will close in June or July of 1997. PSI is the Company's mini-warehouse operator and owns 42.2% of the total combined shares of the Company's common stock series A, B and C.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          A)  EXHIBITS:  The following exhibits are included herein:

          (2) Agreement and Plan of Reorganization among the Company, Public Storage Properties XVI, Inc., Public Storage Properties XVII, Inc., Public Storage Properties XVIII, Inc. and PSI dated as of April 9, 1997. Filed with PSI's Schedule 13D (Amendment No. 9) relating to the beneficial ownership of securities issued by Public Storage Properties XVI, Inc. and incorporated herein by reference.

          (27) Financial Data Schedule

          B)  REPORTS ON FORM 8-K

          A Form 8-K dated April 9, 1997 was filed on April 10, 1997, which reported under Item 5 that the Company and PSI had agreed, subject to certain conditions, to merge.


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                DATED: May 14, 1997

                                PUBLIC STORAGE PROPERTIES XIX, INC.




                                BY:  /s/ David P. Singelyn
                                     ---------------------
                                      David P. Singelyn
                                      Vice President and
                                      Chief Financial Officer